Form 10-K405
period 1997-12-27
OMEGA CABINETS LTD
filed 1998-03-26
CIK 1043958

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 27, 1997

                       Commission file number 333-37135

                  ____________________________________________

                              Omega Cabinets, Ltd.

                  ____________________________________________
             (Exact name of registrant as specified in its charter)

Delaware                                      42-1423186
______________________________________________________________________________
State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization

                    1205 Peters Drive, Waterloo, Iowa  50703
___________________________________________________________________________
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (319) 235-5700

          Securities registered pursuant to Section 12(b) of the Act:   None
          Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K ((S)229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ X ]

On March 15, 1998, all of the voting stock of Omega Cabinets, Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation.

As of March 15, 1998, Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

                   DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                FORM 10-K INDEX

                                                                            Page
                                                                            ----


Part I........................................................................3
        Item 1.  Business.....................................................3
        Item 2.  Properties..................................................10
        Item 3.  Legal Proceedings...........................................11
        Item 4.  Submission of Matters to a Vote of Security Holders.........11

Part II......................................................................11
        Item 5.  Market for Registrant's Common Equity and Related
                 Stockholder Matters.........................................11
        Item 6.  Selected Financial Data.....................................12
        Item 7.  Management's Discussion and Analysis of Financial
                 Condition and Results of Operation..........................13
        Item 8.  Financial Statements and Supplementary Data.................20
        Item 9.  Changes in and Disagreements with Accountants on
                 Accounting and Financial Disclosure.........................20

Part III.....................................................................21
        Item 10.  Directors and Executive Officers of the Registrant.........21
        Item 11.  Executive Compensation.....................................24
        Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management.................................................28
        Item 13.  Certain Relationships and Related Transactions.............29

Part IV......................................................................31
        Item 14.  Exhibits, Financial Statements Schedules, and
                  Reports on Form 8-K........................................31

     Reference in this Annual Report on Form 10-K is made to the Omega/TM/ and HomeCrest/TM/ trademarks, which are owned by Holdings.

                                     PART I

ITEM 1.  BUSINESS.

     Omega Cabinets, Ltd. (the "Company" or "Omega") is a leading manufacturer of wood and laminate kitchen cabinetry, bathroom vanities and related accessories. Headquartered in Waterloo, Iowa, the Company produces a wide array of custom, semi-custom and stock kitchen cabinetry and bathroom vanities primarily for use in residential remodeling and, to a lesser extent, in new construction. Omega manufactures its products in state-of-the-art, highly-integrated facilities under the Omega (custom), Dynasty (semi-custom), Embassy (semi-custom), Legend (stock) brand names. Omega's HomeCrest division ("HomeCrest") manufactures its products under the HomeCrest (stock) brand name. The Company sells to a broad network of kitchen and bath dealers, home centers, builders/contractors and independent distributors.

COMPANY HISTORY

     Omega was founded in 1977 by Robert J. Bertch. In its early years, Omega principally manufactured bath vanities. In 1984, Omega began manufacturing custom kitchen cabinetry under the Omega Custom brand name. In 1990, Omega introduced a semi-custom kitchen cabinetry line under the Dynasty brand name as a lower price alternative to the Omega Custom line.

     In June 1994, Code, Hennessy & Simmons, Inc. led a group of private investors, including the Company's current senior management team, in the acquisition of Omega from its founder. In May 1995, Omega acquired HomeCrest Corporation, a manufacturer of stock cabinetry under the HomeCrest brand name.

     On or about April 28, 1997, Omega Holdings, Inc. ("Holdings"), the sole stockholder of the Company, and Holdings' stockholders entered into a recapitalization agreement (as amended to date, the "Merger Agreement") with Omega Merger Corp. ("OMC"), a Company formed by affiliates of Butler Capital Corporation ("BCC"), which provided for a merger (the "Merger") of OMC with and into Holdings, and a recapitalization (the "Recapitalization") of Holdings, with Holdings as the surviving corporation (the "OMC Merger"). Concurrently with the OMC Merger, which occurred on June 13, 1997, aggregate consideration of approximately $201.9 million was paid to certain selling stockholders of Holdings, including (i) approximately $89.3 million of debt which was repaid in connection therewith and (ii) a contingent promissory note issued by Holdings in the principal amount of $3.0 million (the "Contingent Note"). The merger consideration is subject to a post-closing working capital adjustment, which had not yet been finalized as of March 15, 1998.

PRODUCTS

     The Company specializes in manufacturing kitchen cabinetry and bathroom vanities and accessories. The Company offers its customers one of the most extensive product lines in the cabinetry industry and believes that it is one of only two national manufacturers that produces a full line of kitchen cabinetry for all three market price points: custom, semi-custom and stock. The Company's cabinetry is distinguished by its high quality materials, superior finishes and expert construction. The following chart illustrates the Company's fiscal 1997 sales by product line:

                           1997 SALES BY PRODUCT LINE
                             (DOLLARS IN MILLIONS)

                                                                        % OF
PRODUCT                                                  $             SALES
-------                                                  -             -----

Custom Cabinetry                                      $ 12.3              7.9%
Semi-Custom Cabinetry                                   44.3             28.4%
Stock Cabinetry                                         82.9             53.1%
Bath Vanities &  Other                                  16.5             10.6%
                                                      ------            -----
Total                                                 $156.0            100.0%
                                                      ======            =====

     CUSTOM CABINETRY.   The Company manufactures and markets custom kitchen
cabinetry under the Omega Custom brand name. Omega Custom cabinets are manufactured to individual customer specifications and are distinguished by their high quality design, premium materials and superior construction. Omega Custom offers the consumer the widest choice of cabinetry configurations, door styles and wood species within the Company's product lines. The Company believes it is one of the few custom cabinetry manufacturers capable of offering national distribution as well as an unlimited choice of finishes through its ''custom color match'' program. The Company's custom cabinetry is primarily sold to kitchen and bath dealers and is also sold through Home Depot Expo locations.

     SEMI-CUSTOM CABINETRY.   The Company manufactures and markets semi-custom
kitchen cabinetry under the Dynasty and Embassy brand names. Dimensional modifications of size are available in both the Dynasty and Embassy lines, but not to the extent available with the Omega Custom line. Approximately 34% of Dynasty/Embassy cabinetry sales are produced from oak, with the balance made up of maple (33%), pecan (19%) and cherry (14%). The Dynasty line is sold primarily to kitchen and bath dealers, while the Embassy line is sold primarily through home centers such as Home Depot/Home Depot Expo.

     STOCK CABINETRY.   The Company manufactures and markets stock cabinetry
under the HomeCrest and Legend brand names. The HomeCrest brand is sold through HomeCrest's distribution network of dealers, builder/contractors and independent distributors. In September 1995, the Company launched its Legend line of stock cabinetry, a line of 100% framed cabinetry that was developed subsequent to the acquisition of HomeCrest Corporation ("HomeCrest") in order to cross-sell stock cabinetry through the Omega dealer network.

     The Company provides a number of options and option combinations for its stock cabinetry. These options include dovetailed wood drawers, plywood cabinetry side material options (instead of furniture board) and premium drawer slides, which allow for a level of customization even at this lowest price point. The Company manufactures 54 different stock door styles in six types of wood including oak (46%), maple (13%), hickory (10%), ash (3%) and others (10%), as well as white foil on medium-density fiberboard (18%).

     BATHROOM VANITIES AND ACCESSORIES.   The Company manufactures and markets
bathroom vanities under a variety of brand names, including Classic, Coventry, Hallmark, Lancaster, Monticello, Montrose, Omega Custom, Spectrum, Summit and Sunrise. The Company's vanity line has ten different price points covering the market from value-priced, frameless cabinetry through high-end, furniture quality custom vanities. The Company's vanity line includes the same materials, construction and finishes found in the Company's kitchen cabinetry lines. Vanities are sold to kitchen and bath dealers, home centers and, on a private-label basis, to one distributor.

     NEW/OTHER PRODUCTS.   Although the Company manufactures numerous standard
wall and base cabinetry sizes, the Company also manufactures various corner cabinets, peninsula cabinets, special wall cabinets, medicine cabinets, special use cabinets, sink bases, appliance cabinets and tall storage cabinets. The Company also manufactures furniture products, such as bookcases, entertainment centers, hutches and desks and offers a line of kitchen and bath-related accessory products.

     In December 1996, the Company began marketing a newly-developed line of all-wood, value-priced home entertainment centers. The Company currently offers this line in five styles. Initial distribution plans include some of the larger selling locations in the Company's distribution network and, potentially, certain furniture and electronics retailers.

     The markets for the Company's cabinetry products are cyclical and are affected by the same economic factors that affect the remodeling and housing industries in general, including the availability of credit, changes in interest rates, market demand and general economic conditions, all of which are beyond the Company's control. Any deterioration in these markets could have a material adverse effect on the Company's business, financial conditions and results of operations.

MANUFACTURING

     GENERAL.   The Company operates three manufacturing facilities, one in
Waterloo, Iowa, one in Goshen, Indiana and one in Clinton, Tennessee. Custom and semi-custom kitchen cabinetry and bathroom vanities are manufactured in Waterloo, and stock cabinetry and vanities are manufactured and assembled in Goshen. Finished cabinetry frames and flat panel doors for stock cabinetry are manufactured in Clinton.

     The plants are primarily machining, assembly and finishing operations. Raw materials used by the plants consist of raw, kiln-dried lumber and plywood. At the Waterloo facility, the lumber is cut and moulded in a manner designed to maximize material usage and minimize waste. At the Goshen facility, dimensioned lumber and particle board is supplied by third-party vendors and the Waterloo facility. Prior to assembly, plywood and furniture board is laminated and machined. Panels, shelves, drawers, drawer fronts, floors and back parts are then assembled. Semi-custom and stock cabinetry are finished (sanded, stained, varnished and cured) and then assembled. Custom products are finished after assembly. Hardware is then added, and the final product is inspected, packaged and staged for shipment.

     SUPPLIERS AND RAW MATERIALS.   In 1997, the Company purchased roughly $34
million of lumber and other raw materials from 17 different suppliers, the largest of which represented approximately 11% of such purchases. The Company is not dependent upon any specific supplier for any of its raw materials or component parts. The Company believes that its sources of supply are adequate for its needs. Additionally, the Company recently formed a dedicated materials management team to monitor its materials purchasing with the goal of reducing costs.

     The Company's results of operations are affected significantly by fluctuations in the market prices of hardwood lumber, which represent approximately 20% of the total cost of goods sold by the Company. The Company buys its hardwood supplies at market-based prices from numerous independent sawmill operators. The cost of hardwood lumber is subject to fluctuation and is affected by levels of supply as well as development in the timber cutting industry. Significant increases in the price of lumber would increase the cost of goods sold. Unless the Company was able to increase the prices of its products, such price increases could have a materially adverse affect on the Company's results of operation.

     TRANSPORTATION/FREIGHT.   Panther Transport, Inc. ("Panther"), a wholly-
owned subsidiary of the Company, provides trucking and freight services to the Company for its Omega product lines. Panther leases 31 tractors, two trucks and 51 trailers. The Company's stock products are primarily shipped through contract carriers to customers.

SALES AND MARKETING

     The Company sells its products in the United States principally through its network of over 1,800 active kitchen and bath dealer locations, as well as through home centers, builder/contractors and independent distributors. An individual dealer may maintain more than one store location. Active kitchen and bath dealer selling locations are defined by the Company as only those dealer locations which have purchased over $500 of products in the past year. The sales force and distribution network for the Company's Omega product lines is separate and distinct from the distribution of stock product lines manufactured by HomeCrest. The following chart illustrates the growth in the Company's active selling locations from 1994 to 1997:

                           ACTIVE SELLING LOCATIONS

         KITCHEN &      HOME
YEAR     BATH DEALERS   CENTERS  OTHER(1)  TOTAL LOCATIONS
----     ------------   -------  --------  ---------------
1994     1,327          235          2     1,564
1995     1,348          274          2     1,624
1996     1,663          362         17     2,042
1997     1,815          372         20     2,207

_______________________
(1)  Includes independent distributors and builders/contractors.

     In 1997, over 80% of the Company's sales were through kitchen and bath dealers. The Company has established strong relationships with its dealers through superior customer service, timely delivery, quality products and competitive pricing. Extensive interviews of kitchen and bath cabinetry dealers indicate that service, timeliness of delivery, and product quality are all more important than price in choosing a cabinetry supplier. In 1997 the Company had an on-time, accurate completion record of 95%, which is aided by its bar coding systems for tracking work-in-progress and finished goods inventory. These systems enable the Company to provide its dealers with rapid order status and product information and options. The Company seeks to establish long-term relationships with quality dealers and has experienced very low dealer turnover rates, creating what management believes is a significant competitive advantage within the industry.

     Kitchen and bath dealers primarily service the remodeling market and provide design consultation services to the consumer. These dealers primarily sell custom and semi-custom products. The Company added 152 new kitchen and bath dealer active selling locations in 1997 and believes that the addition of new dealers is important to future sales growth. It has been the Company's experience that new selling locations generally mature within a 9- to 18-month time period. The Company has focused particularly on adding dealers for its stock products in an effort to increase sales of stock cabinetry into the remodeling market.

     The Company further markets its products through home centers such as Home Depot, Home Depot Expo, Menards and Eagle. The Company has selectively targeted certain national and regional chains to distribute its semi-custom cabinetry and bath vanities. In 1997, the Company increased sales through its home center channel by 10.1% by adding 10 new home center locations to its distribution network. In 1997, sales in the home center distribution channel represented approximately 11% of the Company's total net sales.

     The Company also sells products through two independent distributors which accounted for approximately 10.0% of total sales in 1997. In January 1996, the Company established a pilot builder-direct program to sell stock cabinetry to contractors in the Chicago-area market. The builder-direct program is currently supported by one dedicated sales person.

     In early 1996, the Company also began targeting the manufactured housing market and generated $2.6 million in sales in fiscal 1997 from one manufacturer. The Company is uniquely positioned to serve the manufactured housing segment through its Goshen, Indiana stock cabinetry manufacturing facility, which geographically neighbors Elkhart, Indiana, the center of the U.S. manufactured housing industry.

     The Company produces its cabinetry primarily in response to firm orders. By producing products only to order, the Company reduces its inventory risk by lowering its work-in-progress inventory and improving inventory turns, all of which contribute to the Company's low overall working capital requirements. The Company generally ships its custom cabinetry within five weeks of order, its semi-custom cabinetry within four weeks of order and its stock cabinetry within 10 days of order. The Company possesses an on-time, accurate order completion record of over 95% which management believes is among the highest in the industry. Order accuracy and lead times have been enhanced by the implementation of the bar code system.

     The Company maintains separate sales forces for products produced by Omega and HomeCrest consisting of 74 independent sales representatives, five Company-employed salespersons and 30 customer service professionals. The sales force assists the Company's dealers with training, promotions, cabinetry displays and other services. All orders are placed directly with the Company.

EMPLOYEES

     As of December 27, 1997, the Company employed approximately 1,606 people of which 1,271 were involved in manufacturing, 96 in warehousing and distribution, 60 in sales and service and 46 in administration. Of such employees, 192 were salaried and 1,414 were hourly. Management considers its employee relations to be good.

INDUSTRY OVERVIEW

     The kitchen and bath cabinetry industry consists of three primary price points: custom, semi-custom and stock. Custom cabinetry is made-to-order and is offered in an unlimited choice of design and construction styles, wood species, configurations, finishes and colors. Semi-custom cabinetry is less expensive and is made-to-order from a more limited set of options than custom cabinetry. Stock cabinetry is the least expensive price point and offers the fewest number of styles, wood species and finishes, with choices generally limited to the standard guidelines established by the manufacturer. Kitchen cabinetry and bathroom vanities are generally distributed through four separate channels: kitchen and bath dealers, home centers, builders/contractors and independent distributors.

     The United States kitchen and bath cabinetry industry is highly fragmented with over 4,700 manufacturers. However, management believes that the industry continues to consolidate, and that this trend toward industry consolidation will continue as larger competitors with broader product offerings and more extensive distribution networks will displace smaller, less-capable competitors.

COMPETITION

     The cabinetry industry is mature, competitive, regional and fragmented, with approximately 4,734 manufacturers, many of which are small and compete primarily on a local or regional basis. There are relatively low capital requirements for cabinetry assembly, and therefore it is relatively easy for small competitors to enter the industry.

     Despite the relatively low barriers to entry facing small potential industry entrants, ongoing consolidation is occurring due to customer demands for shorter lead times and product innovation and the need for manufacturers to invest in automation and technology. Such consolidation is making it more difficult for smaller players to compete with larger, more integrated manufacturers on a cost-effective basis. Management therefore believes that its principal competitors include only those cabinetry manufacturers with strong dealer networks and adequate capital supplies to invest in technology and develop the economies of scale in manufacturing and purchasing required to deliver the important combination of service, product quality and competitive pricing demanded by customers.

     Key competitive factors in the cabinetry industry include product quality, customer service, speed of delivery, value and price. The cabinetry industry is subject to price competition, especially in the stock cabinetry price point of the market. The Company believes that it competes favorably with other manufacturers due to the breadth of its product offerings, its production capacity and its delivery and service. Some of the Company's competitors, however, are larger and have greater financial resources than the Company.

INTELLECTUAL PROPERTY

     Holdings, the Company's sole stockholder, owns the Omega and HomeCrest trademarks. The Company believes that its trademarks are important to its business operations and that the expiration or loss of such trademarks could have a material adverse effect on the Company.

ENVIRONMENTAL MATTERS

     The Company's operations are subject to extensive federal, state and local laws and regulations relating to the generation, storage, handling, emission, transportation and discharge of materials into the environment. Permits are required for certain of the Company's operations, and these permits are subject to revocation, modification and renewal by issuing authorities. Governmental authorities have the power to enforce compliance with their regulations, and violations may result in the payment of fines or the entry of injunctions, or both. The Company does not believe it will be required under existing environmental laws and enforcement policies to expend amounts that will have a material adverse effect on its results of operations or financial condition. The requirements of such laws and enforcement policies, however, have generally become stricter in recent years. Accordingly, the Company is unable to predict the ultimate cost of compliance with environmental laws and enforcement policies.

ITEM 2.  PROPERTIES.

     The following are the Company's principal manufacturing facilities and properties:

LOCATION              OWNED/LEASED      PRODUCTS                   SQUARE FT.
--------              ------------      --------                   ----------
Waterloo, Iowa        Owned             Custom and semi-custom     366,323
                                        cabinetry and vanities
Goshen, Indiana       Owned             Stock cabinetry            476,607
Clinton, Tennessee    Owned             Finished frames and
                                        flat panel doors           200,757
________________________
(1) The Clinton property is a flexible facility currently utilized for the sub-assembly of cabinetry and vanities.

     The Company believes that its plants and properties are generally very well maintained and in excellent operating condition. While the Company maintains adequate insurance coverage on all of its properties, the loss of those facilities could have an adverse effect on the Company's operations.

ITEM 3.  LEGAL PROCEEDINGS.

     The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position or results of operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     The Company did not submit any matters during the fourth quarter of the fiscal year covered by this report to a vote of security holders through the solicitation of proxies or otherwise.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 15, 1998, Omega had 10,000 authorized shares of common stock, par value $.01 per share, of which 1,000 were issued and outstanding and held by Holdings. There is no established public trading market for Omega common stock. Omega's ability to pay dividends is limited under an indenture dated July 24, 1997 among the Company, its subsidiaries and The Chase Manhattan Bank, as trustee (the "Indenture").

ITEM 6. SELECTED FINANCIAL DATA

                                         Predecessor (1)                               The Company (1)
                                     -----------------------       ------------------------------------------------------

                                                  Period from    Period from
                                      Year         January 1,    June 17,1994                     Year ended
                                      ended         1994 to           to         ------------------------------------------
                                     December       June 16,       December        December         December     December
                                     31, 1993        1994          31, 1994      30, 1995 (2)       28, 1996     28, 1996
                                     --------      ---------       --------      ------------       --------     --------
                                                     (In thousands, except ratios and statistical data)
STATEMENT OF INCOME DATA
Net sales                            $ 47,637       $ 24,917       $ 33,893        $ 97,958         $136,225     $155,899
Cost of goods sold                     32,495         17,564         22,485          72,690           97,287      112,557
                                     --------       --------       --------        --------         --------     --------
Gross profit                           15,142          7,353         11,408          25,268           38,938       43,342

Selling, general and
 administrative expenses                4,949          5,235          3,708          10,964           15,309       22,171 (4)
Amortization of goodwill                    -              -            519           1,163            1,332        1,398
                                     --------       --------       --------        --------         --------     --------
Operating income                       10,193          2,118          7,181          13,141           22,297       19,773 (4)

Interest expense                          (60)           (22)        (4,123)         (9,701)         (10,441)     (16,313)
Interest and dividend income              155              -              -               -                -            -
                                     --------       --------       --------        --------         --------     --------
Income before income taxes
 and extraordinary item                10,288          2,096          3,058           3,440           11,856        3,460
Income tax expense                          -              -          1,110           1,360            4,700        1,695
                                     --------       --------       --------        --------         --------     --------
Income before extraordinary item       10,288          2,096          1,948           2,080            7,156        1,765

Extraordinary loss on debt
 refinancing (5)                            -              -              -               -                -          947
                                     --------       --------       --------        --------         --------     --------
    Net income                       $ 10,288       $  2,096 (3)   $  1,948        $  2,080         $  7,156     $    818
                                     ========       ========       ========        ========         ========     ========

Ratio of earnings to fixed
 charges (6)                             35.8x          14.3x           1.7x            1.3x             2.1x         1.2x

OTHER DATA
EBITDA (3), (7)                      $ 11,149       $  2,643       $  7,993        $ 15,500         $ 25,527     $ 28,710
EBITDA margin (3), (7)                   23.4%          10.6%          23.6%           15.8%            18.7%        18.4%
Gross margin                             31.8%          29.5%          33.7%           25.8%            28.6%        27.8%
Capital expenditures                    1,557          1,727          2,565           3,045            1,421        3,041
Depreciation and amortization             971            538            964           2,781            3,731        4,067
Net cash provided (used)  by:
 Operating activities                  10,658          3,635          6,088           9,077           13,262          849
 Investing activities                  (1,575)        (1,727)       (58,598)        (33,175)          (2,181)      (6,673)
 Financing activities                 (11,193)        (2,134)        52,510          24,103          (11,083)       5,978
Ratio of EBITDA to
 interest expense                                                      1.9x            1.6x             2.4x         1.8x
Number of active selling
 locations (at end of year)             1,441                         1,564           1,624            2,042        2,207
  (8)

BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)            $  4,800                      $ (4,101)       $ (1,971)        $   (850)    $  1,951
Total assets                           16,791                        69,434         102,206          103,577      117,346
Long-term debt, including
 current portion                          290                        68,000          92,539           81,636      146,120
Stockholder's equity (deficit)         13,909                        (7,084)         (4,354)           2,790      (43,152)


(1) The Company commenced operations on June 17, 1994, upon acquiring its predecessor, Omega

     Cabinets, Ltd. The Company has not paid or declared any cash dividends during the periods presented and is restricted in paying cash dividends under the terms of its borrowing agreements.
(2) In May 1995, the Company acquired the operating assets of HomeCrest Corporation in a transaction accounted for as a purchase.
(3) In the predecessor period from January 1, 1994 to June 16, 1994, net income, EBITDA and EBITDA margin were adversely affected due to special employee bonuses totaling $2,231 which were paid in connection with the sale of the predecessor. Excluding the effect of such bonuses, EBITDA and EBITDA margin would have been $4,874 and 19.6%, respectively.
(4) Selling, general and administrative expenses for the year ended December 27, 1997 includes non-cash expenses relating to stock option and warrant grants of $5,481 (before related income tax benefit of $1,972).
(5) As a result of the 1997 recapitalization and related transactions and related refinancing, in June 1997 the Company wrote off existing unamortized deferred financing costs of $1,554, resulting in an extraordinary loss of $947 (net of a related income tax benefit of $607).
(6) For purposes of calculating the ratio, earnings consist of income or loss before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs, and 25% of the rent expense from operating leases which management believes is a reasonable approximation of the interest factor included in the rent.
(7) EBITDA margin represents EBITDA as a percentage of sales. EBITDA represents income from operations before interest expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill and non-cash stock option and warrant expense. A non-cash expense of $5,481 relating to stock option and warrant grants was incurred in the year ended December 27, 1997 ($57 in the year ended December 28, 1996). EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchase of property and equipment, (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.
(8) Active selling locations represent customer locations which have purchased over five hundred dollars of product in the prior year.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

     The following is management's discussion and analysis of the financial condition and results of operations of the Company for the fiscal years ended December 27, 1997, December 28, 1996 and December 30, 1995. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the sections entitled "Selected Financial Data" and the Consolidated

Financial Statements of the Company and its predecessor and the notes thereto including elsewhere in this annual report on Form 10-K.

PREVIOUS ACQUISITIONS

     In June 1994, Omega acquired all of the outstanding common stock of the predecessor to Omega for an aggregate purchase price of approximately $71.1 million. The transaction was accounted for by the purchase method and resulted in goodwill of approximately $43.1 million, which is being amortized over 40 years. In May 1995, Omega acquired HomeCrest for a total purchase price of $29.8 million, which was accounted for by the purchase method and resulted in goodwill of approximately $13.5 million, which is being amortized over 40 years.

POTENTIAL ACQUISITIONS

     The Company plans to capitalize on its position as one of the largest domestic manufacturers of kitchen cabinetry and bathroom vanities by acquiring other cabinetry companies as the industry consolidates. The Company currently is exploring potential acquisition opportunities and evaluates potential acquisition candidates on a regular basis. The Company believes that acquiring additional cabinetry manufacturers will facilitate growth in product line, broaden its geographic distribution and promote additional operating efficiencies.

1997 MERGER

     Concurrently with the OMC Merger, Mezzanine Lending Associates III, L.P. ("MLA III"), an affiliate of Butler Capital Corporation, purchased stock of Holdings for approximately $61.9 million and loaned Holdings an additional $10.0 million represented by a junior subordinated note, and existing management shareholders and the Company's founder retained approximately 11.1% of common stock with a fair value of approximately $7.8 million in Holdings. In addition, the Company entered into an agreement with various banks including First Bank National Association as a bank lender and as agent for the bank lenders party thereto (the "New Bank Credit Facility"). The OMC Merger was accounted for as a recapitalization. As a result, the historical basis of the Company's assets and liabilities was not affected by the OMC Merger.

RESULTS OF OPERATIONS

FISCAL 1997 COMPARED TO FISCAL 1996

     Net Sales for fiscal 1997 were $155.9 million compared to $136.2 million for 1996, an increase of 14.4%. Net sales of the Omega traditional lines (custom and semi-custom cabinetry and bath vanities) were $73.3 million in fiscal 1997 compared to $69.1 million in fiscal 1996, an increase of 6.0%, with sales increases in all three lines. This increase in net sales reflects an increase in the number of dealer locations and a general price increase in February 1997 of 2.0%. Net sales of stock cabinetry were $82.6 million in fiscal 1997 compared to $67.1 million in fiscal

1996, a 23.2% increase, as the result of an increase in dealer locations, entry into the manufactured housing channel and additional product enhancements, including additional door styles, wood species and colors, introduced in mid-1996.

     Gross Profit for fiscal 1997 was $43.3 million compared to $38.9 million in fiscal 1996, an increase of 11.3%. As a percentage of net sales, gross profit declined to 27.8% in fiscal 1997 from 28.6% in fiscal 1996 primarily as a result of a larger share of the sales coming from the stock line which carries lower margins, higher costs for maple lumber, the need to outsource component parts for HomeCrest because of the increased sales levels, and increased display costs associated with dealer base growth.

     Selling, General and Administrative Expenses for fiscal 1997 were $22.2 million, compared to $15.3 million in fiscal 1996, an increase of 44.8%. The increase of $6.9 million for fiscal 1997 is primarily attributable to non-cash compensation expense for employee stock options granted of $4.9 million and non-cash warrant expense issued in conjunction with the 1997 recapitalization and related transactions in the amount of $0.6 million. Selling, general and administrative expenses without giving effect to these charges would have been $16.7 million in fiscal 1997 compared to $15.3 million in fiscal 1996, an increase of 9.5%. As a percentage of net sales, selling, general and administrative expenses, excluding the non-cash stock option and warrant expense referred to above, decreased to 10.8% in fiscal 1997 from 11.2% in fiscal 1996, primarily due to higher sales volume and, lower cooperative advertising, legal, and accounting costs for fiscal 1997 compared to fiscal 1996.

     Operating Income for fiscal 1997 was $19.8 million, or 12.7% of net sales, compared to $22.3 million, or 16.4% of net sales, for fiscal 1996, a decrease of 11.2%. The decrease in operating income in fiscal 1997 was primarily due to a lower gross profit percent and non-cash compensation and warrant expenses in 1997 as discussed above. For fiscal 1997, operating income, without giving effect to the non-cash stock option and warrant expense referred to above, was $25.2 million, or 16.1% of net sales, compared to $22.3 million, or 16.4% of net sales, for fiscal 1996. The primary reason for this decrease in operating income as a percentage of net sales was lower gross profit percent, as discussed above.

     Interest Expense for fiscal 1997 was $16.3 million compared to $10.4 million for fiscal 1996, an increase of 56.2%, primarily due to amortization of fees paid pursuant to bridge loans incurred in connection with the 1997 recapitalization and increased borrowings associated with the 1997 recapitalization and related transactions.

     Income Taxes for fiscal 1997 consisted of an expense of $1.7 million compared to $4.7 million for fiscal 1996. Variations in the effective tax rate in 1997 were due to the state tax effect of the relative mix of pretax income/loss of consolidated entities, which was impacted in 1997 by expenses in connection with the 1997 recapitalizaion and related transactions.

     Extraordinary Loss On Debt Refinancing for fiscal 1997 was $0.9 million, consisting of a $1.6 million write-off of deferred financing costs associated with the prior long term debt repaid as a result of the 1997 recapitalization and related transactions, net of $0.7 million of income tax benefits.

     Net Income for fiscal 1997 was $0.8 million compared to $7.2 million in fiscal 1996, a decrease of 88.9%, primarily due to the non-cash stock option and warrant expense, the extraordinary loss on debt refinancing, amortization of bridge loan fees and higher interest costs reflecting increased borrowings associated with the 1997 recapitalization and related transactions.

FISCAL 1996 COMPARED TO FISCAL 1995

     Net Sales for fiscal 1996 were $136.2 million compared to $98.0 million in 1995, an increase of 39.1%. Before giving effect to the acquisition of HomeCrest in May 1995, Omega net sales were $69.1 million and $59.6 million in fiscal 1996 and fiscal 1995, respectively, representing an increase of 16.0%. The increase was primarily attributable to the addition of new selling locations in fiscal 1996, maturation of dealer accounts added in fiscal 1995 and growth in the kitchen and bath remodeling industry, reflecting a continued improvement in the economy generally. New locations added in fiscal 1996 included a private label vanity distributor, new locations with Home Depot and 150 kitchen and bath dealers. Accounts added in fiscal 1995 more than doubled their sales with Omega in fiscal 1996, adding $3.0 million of additional revenue. Net sales increased in all three lines of Omega's traditional business (custom and semi-custom cabinetry and bath vanities), with net sales to dealers increasing 12.0%. Net sales of stock cabinetry were $67.1 million and $38.4 million in fiscal 1996 and fiscal 1995, respectively. Comparing to a full year, including the pre-acquisition period, net sales of stock cabinetry were $67.1 million and $64.4 million in fiscal 1996 and fiscal 1995, respectively, an increase of 4.2%, primarily due to the sale of stock cabinetry to the Omega dealer base. During 1996, HomeCrest terminated its relationship with its second largest distributor, which over the years had become only marginally profitable. The termination of this $5.0 million account reduced HomeCrest's net sales in 1996 by $3.5 million but had minimal effect on profitability. To offset this decrease, HomeCrest expanded its distribution into the manufactured housing industry, which accounted for net sales in fiscal 1996 of approximately $1.6 million.

     Gross Profit for fiscal 1996 was $38.9 million compared to $25.3 million for fiscal 1995, an increase of 54.1%. As a percentage of net sales, gross profit improved to 28.6% in fiscal 1996 from 25.8% in fiscal 1995. Before giving effect to the acquisition of HomeCrest in May 1995, gross profit was $23.0 million and $17.8 million in fiscal 1996 and fiscal 1995, respectively, representing an increase of 29.3%. Omega's gross profit as a percentage of net sales increased from 29.9% to 33.3% as a result of improved material yields, negotiated material price reductions, operating efficiencies, improved truck utilization and favorable worker's compensation experience. Gross profit at HomeCrest was $14.7 million and $7.3 million in fiscal 1996 and fiscal 1995, respectively. Comparing to a full year, including the pre-acquisition period, gross profit at HomeCrest was $14.7 million and $12.9 million in the comparable periods of fiscal 1996 and fiscal 1995, respectively, an increase of 13.3%. HomeCrest's gross profit as a percentage of net sales increased from 20.2% to 22.8%, primarily due to negotiated material price reductions, improved scrap performance and operating efficiencies.

     Selling, General and Administrative Expenses for fiscal 1996 were $15.3 million compared to $11.0 million in fiscal 1995, an increase of 39.6%. Before giving effect to the acquisition of HomeCrest in May 1995, selling, general and administrative expenses were $7.9 million and $6.8 million in fiscal 1996 and fiscal 1995, respectively, an increase of 15.1%. This increase is due primarily to commissions and increased support staff to address increased sales levels. As a percentage of net sales, these expenses were 11.2% in both fiscal 1996 and fiscal 1995. Selling, general and administrative expenses at HomeCrest were $7.3 million and $4.1 million in fiscal 1996 and fiscal 1995, respectively. Compared to a full year, including the pre-acquisition period, selling, general and administrative expenses at HomeCrest were $7.3 million and $9.9 million in 1996 and 1995, respectively, a decrease of 26.5%. This decrease was primarily due to reduced executive salaries, as two prior owner/executives of HomeCrest left the business concurrently with the acquisition and were not replaced, and to the closing of distribution facilities in Florida and Indiana.

     Operating Income for fiscal 1996 was $22.3 million compared to $13.1 million for fiscal 1995, an increase of 69.7%. Before giving effect to the acquisition of HomeCrest in May 1995, operating income was $14.2 million and $10.0 million in 1996 and 1995, respectively, an increase of 41.9%. This increase resulted from higher sales and improved manufacturing costs.

     Interest Expense for fiscal 1996 was $10.4 million compared to $9.7 million for fiscal 1995, an increase of 7.6%. Before giving effect to the acquisition of HomeCrest in May 1995, net interest expense was $7.5 million and $7.8 million in fiscal 1996 and fiscal 1995, respectively. The decrease in interest, excluding the effect of the acquisition of HomeCrest, was due to scheduled repayment of the term notes.

     Income Taxes for fiscal 1996 were $4.7 million compared to $1.4 million for fiscal 1995, which reflects approximately the same effective tax rate.

     Net Income for fiscal 1996 was $7.2 million compared to $2.1 million in fiscal 1995. The increase in net income is primarily attributable to increased sales and lower manufacturing costs.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

     Net cash provided by operating activities for fiscal 1997 was $0.8 million compared to $13.3 million for fiscal 1996, a decrease of $12.5 million. The decrease was primarily due to changes in operating assets and liabilities. Net income as adjusted for non-cash charges was $13.2 million for fiscal 1997 compared to $12.3 million for fiscal 1996. The increase in working capital of $12.4 million for fiscal 1997 compared to a decrease in working capital of $1.0 million for fiscal 1996 was primarily due to changes in accrued interest and taxes related to the 1997 recapitalization and related transactions. The increase in working capital in fiscal 1997 was also due to increases in accounts receivable and inventories net of payables as a result of growth in net sales.

     The Company used cash for investing activities of $6.7 million in fiscal 1997 compared to $2.2 million in fiscal 1996. During 1997, additional contingent purchase price was paid for the 1994 acquisition of Omega of $3.3 million. In addition, capital expenditures for fiscal 1997 were $3.0 million compared to $1.4 million for fiscal 1996.

     Cash provided by financing activities was $6.0 million for fiscal 1997 compared to cash used in financing activities of $11.1 million for fiscal 1996, reflecting the debt and equity refinancing associated with the 1997 recapitalization and related transactions. Prior bank term notes and the revolving facility in the amount of $49.2 million were repaid, along with $32.4 million of subordinated debt. In addition, the Company paid a dividend related to the 1997 recapitalization and related transactions of $111.5 million. New debt incurred in 1997 included the New Bank Credit Facility in the principal amount of $36.8 million, a $6.9 million revolving facility and $100.0 million of 10 1/2% senior subordinated notes (the "Notes"). In addition, fees in the amount of $6.2 million were paid in connection with the indebtedness incurred in connection with the 1997 recapitalization.

     The Company's ability to make scheduled payments of principal of, or to pay the interest or premium, if any, on, or to refinance, its indebtedness (including the Notes), or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under the New Bank Credit Facility, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness, including the Notes, for the next several years. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under the New Bank Credit Facility in an amount sufficient to enable the Company to service its indebtedness, including the Notes, or make anticipated capital expenditures.

     As a result of the 1997 recapitalization and related transactions, the Company's capital structure has changed substantially. At July 24, 1997, the Company's capital structure consisted of the $100.0 million of Notes and the New Bank Credit Facility, consisting of a $40.0 million term facility (the "Term Facility") and a $20.0 million revolving facility (the "Revolving Facility"). As of March 19, 1998 approximately $35.6 million of the Term Facility and approximately $5.5 million of the Revolving Facility were outstanding. As of March 19, 1998, the Company had additional borrowing availability under the Revolving Facility of approximately $14.5 million. The Term Facility requires quarterly principal payments beginning in September 1997 at approximately $0.6 million per quarter and increasing at each anniversary. Subsequent payments will be approximately $1.0 million, $1.4 million, $1.5 million, $1.9 million, and $2.3 million per quarter during the four-quarter periods beginning in September 1998, 1999, 2000, 2001 and 2002, respectively, with the balance due in the following two quarters. The Term Facility matures on December 26, 2003. The Revolving Facility will mature in 2002 and has no scheduled interim amortization.

INFLATION

     The Company does not expect inflation to have a major impact on future operations. While the average annual price of lumber has fluctuated somewhat over the past several years, the Company has historically been able to pass the major portion of most lumber price increases on to the customer over time.

COMPUTER SYSTEMS AND YEAR 2000

     The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

     In the ordinary course of business, the Company recently upgraded the operating system and applications software covering the stock cabinet business. The software vendor has represented that this upgrade would make these systems Year 2000 compliant. While the software vendor for the systems covering the balance of the primary business systems has assured the Company that it is Year 2000 compliant, the Company has plans to implement replacement software to improve the information processing capabilities at an expected cost of $1.3 million, targeted for completion in mid-1999. This cost is being funded out of operating cash flow with approximately $1.0 million being capitalized as new hardware and software. The remaining $0.3 million, which will be expensed as incurred, is not expected to have material effect on the results of operations. Part of the selection process for the new system will be to screen for Year 2000 compliance. The Company also has plans to evaluate and obtain compliance for the balance of its systems, but given the predominantly new hardware and software, does not anticipate any significant delays in becoming Year 2000 compliant. The Company presently believes that with the systems implementation and minor upgrades with regard to the other systems, the Year 2000 Issue will not pose significant operations problems for its computer systems. Due to the nature of the product, the Company does not believe it has any exposure to contingencies related to the Year 2000 Issue for the products it has sold. However, the Company is unable to control whether its customers' and suppliers' systems are Year 2000 compliant. To the extent that customers would be unable to order product or pay invoices or suppliers would be unable to manufacture and ship product, it could affect the Company's operations.

     The costs of the systems implementation and Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties.

FORWARD LOOKING STATEMENTS

     When used in this annual report on Form 10-K, the words "believes," "anticipates" and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company's actual results and could cause the Company's results for 1998 to differ materially from those expressed in any forward statements made by the Company: (i) economic conditions in the remodeling and housing markets, (ii) availability of credit,
(iii) increases in interest rates, (iv) cost of lumber and other raw materials,
(v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives and (ix) inability to grow by acquisition of additional cabinetry manufactures or to effectively consolidate operations of businesses acquired.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item 8 is set forth on pages F-1 to F-17 of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the Company's directors and executive officers, including their respective ages, as of March 1, 1998. Mr. Erlick has indicated his intention to resign effective as of April 9, 1998, and the Company has begun efforts to seek a replacement.

        NAME           AGE                       POSITION
        ----           ---                       --------
Henry P. Key            57    Director, Chief Executive Officer

Robert L. Moran         43    President, Omega

Lance E. Erlick         46    Vice President, Treasurer, Chief Financial Officer

Craig S. Rae            38    Vice President, Sales & Marketing

John A. Goebel, Jr.     54    President,
                              HomeCrest

Michael Hagan           45    Vice President, Administration,
                              HomeCrest

Thomas Schmidt          44    Vice President, Marketing,
                              HomeCrest

Douglas J. Conley       41    Vice President, Manufacturing,
                              HomeCrest

Robert J. Bertch        51    Director

Gilbert Butler          60    Director

Donald E. Cihak         49    Director

Costa Littas            41    Director

     Henry P. Key has served as a director of Omega and has been Chief Executive Officer of Omega since October 1994. In his current role as Chairman and CEO, Mr. Key has executive management responsibilities for the two operating business units, Omega Cabinets and HomeCrest Corporation, with particular focus on strategic planning, business development and acquisitions. Mr. Key is also a director of Holdings, Omega's sole stockholder. Mr. Key currently serves as President and Chief Executive Officer of Holdings. From October 1988 to July 1994, Mr. Key was employed as President and Chief Executive Officer of Pioneer Screw & Nut Co., a manufacturer of specialty fasteners for automotive applications, in Elk Grove, Illinois. Mr. Key was also previously President of Metal Crafters, a manufacturer of specialty fasteners for automotive applications, and Vice President of Operations for Ideal Industries, a manufacturer of electrical supplies.

     Lance E. Erlick has served as Vice President, Treasurer and Chief Financial Officer of Omega since July 1994. Mr. Erlick is also the Vice President and Chief Financial Officer of Holdings. Mr. Erlick is responsible for all aspects of accounting, budgeting, management information systems, corporate cash management and all other finance and reporting functions for Omega. From September 1992 to June 1994, Mr. Erlick was employed as chief financial officer of The Hirsh Co., a home shelving manufacturer. Prior to Hirsh, Mr. Erlick was chief financial officer of Component Technologies, a custom plastics components manufacturer.

     Robert L. Moran has served as President of Omega since December 1997. From October 1995 to December 1997, he served as Vice President, Operations. Mr. Moran has responsibility for all functional areas of Omega, including finance, operations, strategic planning, sales and marketing management information systems, quality control and human resources. From August 1992 to October 1995, Mr. Moran was employed at Newell Company, a mass merchandise retailer of consumer products, where he was the Vice President of Operations for the Home Hardware Division.

     Craig S. Rae has served as Vice President, Sales and Marketing of Omega since December 1997. Mr. Rae is responsible for sales and marketing for Omega. Mr. Rae was employed at Leucadia National Corporation, General Marble Division, a manufacturer of cultured marble vanity countertops and bathroom cabinetry, from June 1995 to December 1997, where he was Vice President of Sales and Marketing. Prior to General Marble, Mr. Rae was employed as Vice President of Sales for Newell Company, Newell Home Hardware Division from June 1994 to June 1995. From June 1992 to June 1995, Mr. Rae was Vice President of Sales for BernzOmatic Division of the Newell Company.

     John A. Goebel, Jr. has served as President of HomeCrest since 1995 and currently oversees all aspects of HomeCrest's operations, including finance, manufacturing, sales and marketing, distribution, management information systems and human resources. Mr. Goebel has been with HomeCrest since 1986. He was plant manager at the Clinton facility from 1986 to 1990, and served as Vice President, Operations at HomeCrest from 1990 to 1995. Mr. Goebel also has certain strategic planning responsibilities at HomeCrest.

     Michael Hagan has served as Vice President, Administration, HomeCrest since 1991. Mr. Hagan has been with HomeCrest since 1978.

     Thomas Schmidt has served as Vice President, Marketing, HomeCrest since 1991. Mr.

Schmidt is responsible for sales and marketing at HomeCrest.

     Douglas J. Conley has served as Vice President, Manufacturing, HomeCrest since 1995. From May 1991 to May 1995, Mr. Conley served as Vice President, Human Resources for HomeCrest. Mr. Conley has been with HomeCrest since 1989.

     Robert J. Bertch has been a director of Omega since its inception. Mr. Bertch founded the Company in 1977 and has served as its President and Chief Executive Officer until Omega was sold to Code, Hennessy & Simmons in 1994.

     Gilbert Butler became a director of the Company in June 1997. Since its formation in 1981, he has been the President of BCC, a private investment firm providing management advisory services to five investment limited partnerships, including MLA III, that provide financing for leveraged buyouts, other acquisitions and business expansions. Mr. Butler is also the managing general partner of five limited partnerships that serve as the respective general partners of the five investment limited partnerships. Mr. Butler is a trustee and member of the investment committee of Corporate Property Investors, a real estate investment trust.

     Donald E. Cihak became a director of the Company in June 1997. Mr. Cihak has served as Managing Director of ISI, a management consulting company wholly owned by certain investment funds managed by BCC, since September 1993. From April 1990 to September 1993, Mr. Cihak was the Vice President/Finance and Administration for the Marine Group of Brunswick Corporation.

     Costa Littas became a director of the Company in June 1997. He has been a Managing Director of BCC since February 1994, a principal from April 1991 to February 1994 and a Vice President from October 1989 to April 1991. Mr. Littas is also a general partner of four limited partnerships that serve as the respective general partners of four of the investment limited partnerships advised by BCC, including MLA III. From 1978 to 1989, Mr. Littas was employed by Bank of Boston, most recently as a Vice President and Manager.

DIRECTOR COMPENSATION

     The Company pays no compensation to its independent directors, and pays no additional remuneration to its employees or to executives of the Company for serving as directors. There are no family relations among any of the directors or executive officers.

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth all cash compensation earned in fiscal 1997 by the Company's Chief Executive Officer and each of the other four most highly compensated executive officers whose remuneration exceeded $100,000 ("Named Executives"). The current compensation arrangements for each of these officers are described in "Employment Agreements" below.

                           SUMMARY COMPENSATION TABLE

                                             ANNUAL COMPENSATION

                                                    NUMBER OF
                                                    SECURITIES       ALL
                                                    UNDERLYING      OTHER
NAME AND POSITION                  SALARY    BONUS  OPTIONS (1)  COMPENSATION
                                   --------  -----  -----------  ------------

Henry P. Key                       $225,000    0       18.17       $4,575(2)
 Chief Executive Officer
Robert L. Moran                     130,000    0        5.27        3,750(3)
 President, Omega
John A. Goebel, Jr.                 130,000    0        4.32        1,284(3)
 President,
 HomeCrest
Thomas Schmidt                      118,832    0        2.83        1,172(3)
 Vice President, Marketing,
 HomeCrest
Lance E. Erlick                     110,000    0        5.92        2,954(3)
 Vice President, Chief Financial
 Officer

________________

(1) The Options are options to purchase shares of common stock of Holdings granted in 1997.
(2) Mr. Key's additional compensation reflects a $2,000 annual premium on a life insurance policy maintained by the Company as well as amounts matched by the Company under a 401(k) Profit Sharing Plan for fiscal 1997.
(3) Additional compensation amounts refer to amounts matched by the Company under the Company's 401(k) Profit Sharing Plan for fiscal 1997.

OPTION GRANTS

     The table below shows grants of options to purchase common stock of Holdings made to the Chief Executive Officer and Named Executives during fiscal 1997.

                          OPTION GRANTS IN FISCAL 1997

                                                                       POTENTIAL REALIZABLE VALUE AT
                                                                          ASSUMED ANNUAL RATES OF
                                                                        STOCK PRICE APPRECIATION FOR
                                  INDIVIDUAL GRANTS                             OPTION TERM
                       ---------------------------------------                  -----------
                         NO. OF
                       SECURITIES
                         UNDER-       % OF TOTAL   EXERCISE
                         LYING        OPTIONS TO     PRICE      EXP.
NAME                   OPTIONS(1)     EMPLOYEES    ($/SHARE)    DATE        5%($)          10%($)
----                   ---------      ----------   ----------   ----     ----------      ----------


Henry P. Key               18.75           32.5%   $12,963.51     --      $21,211.70      $22,817.70

Lance E. Erlick             5.92           10.6%    12,963.51     --        7,954.39        8,556.64
John A. Goebel, Jr          4.32            7.7%    12,963.51     --        3,605.99        3,879.01

Robert L. Moran             5.27            9.4%    12,963.51     --        3,605.99        3,879.01
Thomas Schmidt              2.83            5.1%    12,963.51     --        2,121.17        2,281.77

_____________
(1) The Options represent options to purchase shares of common stock of Holdings in 1997, prior to the Merger.

EMPLOYMENT AGREEMENTS

     Mr. Key is currently employed as Chief Executive Officer of Holdings pursuant to an agreement dated September 16, 1994. Under this agreement, Mr. Key is entitled to receive an annual salary of $180,000, subject to annual increases. In addition, Mr. Key is eligible for an annual bonus of up to 100% of base salary determined by (i) the achievement of operating earnings targets and
(ii) the achievement of performance plan objectives. Mr. Key is also entitled to receive twelve months' continued salary and benefits if he is separated from Holdings other than for cause. Omega also pays Mr. Key an additional $2,000 per year for incremental life insurance premiums. Pursuant to a letter agreement dated April 24, 1997, Mr. Key is entitled to a lump sum payment equal to 18 months of base salary then in effect, continuation of coverage under group health, group life, group long-term disability and any other group plans and other benefits for a maximum of two years if he is terminated without cause or resigns voluntarily for good reason within 180 days of the OMC Merger. Mr. Key has the right under a put agreement dated June 13, 1997 to cause Holdings to repurchase his common stock in the event of his normal retirement from Holdings.

     Mr. Moran is currently employed with the Company pursuant to an agreement dated September 11, 1995, as amended on June 13, 1997. Under this agreement, Mr. Moran receives an annual salary of $120,000, subject to annual increases, and is eligible for a bonus of up to 30% of base salary. Mr. Moran is entitled to receive twelve months' continued salary and benefits if he is terminated for reasons other than cause. Pursuant to a letter agreement dated April 24, 1997, Mr. Moran is entitled to a lump sum payment equal to 18 months of base salary then in effect, continuation of coverage under group health, group life, group long-term disability and any other group plans and other benefits for a maximum of two years if he is terminated without cause or resigns voluntarily for good reason within 180 days of the OMC Merger.

     Mr. Erlick is currently employed with the Company pursuant to an employment agreement dated July 11, 1994. Under this agreement, Mr. Erlick receives an annual salary of $95,000, subject to annual increases, and is eligible to receive an annual bonus of up to 30% of base salary. Under the agreement, Mr. Erlick will receive six months continued salary and benefits if he is terminated without cause after July 1996. Pursuant to a letter agreement dated April 24, 1997, Mr. Erlick is entitled to a lump sum payment equal to 18 months of base salary then in effect, continuation of coverage under group health, group life, group long-term disability and any other group plans for a maximum of 2 years, and other benefits if he is terminated without cause or resigns voluntarily for good reason within 180 days of the OMC Merger.

     Mr. Goebel is currently employed as President, HomeCrest pursuant to an agreement dated April 10, 1995, as amended on June 13, 1997. Under this agreement, Mr. Goebel is entitled to receive a base salary, subject to annual increases, and a bonus in accordance with the Company's Executive Bonus Plan for senior management ("Bonus Plan"). Mr. Goebel is also entitled to receive twelve months' continued salary and benefits if he is terminated from the Company without cause. Pursuant to a letter agreement dated April 24, 1997, Mr. Goebel is entitled to a lump sum payment equal to 18 months of base salary then in effect, continuation of coverage under group health, group life, group long-term disability and any other group plans and other benefits for a maximum of two years if he is terminated without cause or resigns voluntarily for good reason within 180 days of the OMC Merger. Mr. Goebel has the right under a put agreement dated June 13, 1997 to cause Holdings to repurchase his common stock in the event of his normal retirement from Holdings.

     Mr. Hagan is currently employed as Vice President, Administration, HomeCrest pursuant to an agreement dated April 10, 1995. Under this agreement, Mr. Hagan is entitled to receive a base salary, subject to annual increases, and a bonus in accordance with the Company's Bonus Plan. Mr. Hagan is also entitled to receive six months' continued salary and benefits if he is terminated from the Company without cause. Pursuant to a letter agreement dated April 24, 1997, Mr. Hagan is entitled to a lump sum payment equal to 18 months of base salary then in effect, continuation of coverage under group health, group life, group long-term disability and any other group plans and other benefits for a maximum of two years if he is terminated without cause or resigns voluntarily for good reason within 180 days of the OMC Merger.

     Mr. Schmidt is currently employed as Vice President, Marketing, HomeCrest pursuant to an agreement dated April 10, 1995. Under this agreement, Mr. Schmidt is entitled to receive a base salary, subject to annual increases, and a bonus in accordance with the Company's Bonus Plan.

Mr. Schmidt is also entitled to receive six months' continued salary and benefits if he is terminated from the Company without cause. Pursuant to a letter agreement dated April 24, 1997, Mr. Schmidt is entitled to a lump sum payment equal to 18 months of base salary then in effect, continuation of coverage under group health, group life, group long-term disability and any other group plans and other benefits for a maximum of two years if he is terminated without cause or resigns voluntarily for good reason within 180 days of the OMC Merger.

     The Named Executive Officers of the Company participate in the Bonus Plan whereby they are eligible to receive a base bonus potential of 30% of base salary, with the Chief Executive Officer having a base bonus potential of 50% of salary. Payout is on a sliding scale based on operating profit performance against budget starting at 85% of budget. There is an opportunity to earn up to 125% of the base potential based on achieving 105% of planned operating income performance.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Omega has 10,000 authorized shares of capital stock, 1,000 of which are issued and owned by Holdings.

     Holdings' common stock, par value $.01 per share, ("Holdings' Common Stock") is the only class of Holdings' stock. As of March 15, 1998, there were 70,100 shares of Holdings' Common Stock issued and outstanding. Certain Company directors and members of the Company's management own 8,235 shares of Holdings' Common Stock, on a fully diluted basis. The following table sets forth the beneficial ownership of each class of issued and outstanding securities of Holdings, as of the date hereof, by each director of Omega, each of the executive officers of Omega listed under "Management," the directors and executive officers of Omega as a group and each person who beneficially owns more than 5% of the outstanding shares of Holdings' Common Stock.

                                                 NUMBER OF     PERCENT OF
NAME                                             SHARES(1)      CLASS(1)
----                                             ---------      --------
Mezzanine Lending Associates III, L.P.(2)        64,256.402           88.6%
767 Fifth Avenue, 6th Floor
New York, NY 10153
Gilbert Butler(3)                                64,256.402           88.6
Costa Littas(3)                                  64,256.402           88.6
Donald Cihak                                          0.000            0.0
Robert J. Bertch                                  3,500.000            5.0
Henry P. Key                                      1,250.000(4)         1.8
John A. Goebel, Jr.                                 450.000(5)         0.6
Robert L. Moran                                     340.000(4)         0.5
Lance E. Erlick                                     300.000            0.4
Craig S. Rae                                        100.000            0.1
All Directors and Executive Officers Combined     5,940.000(6)         8.2

-------------
(1) As used in this table, beneficial ownership means the sole or shared power to vote, or to direct the voting of a security, or the sole or shared power to dispose, or direct the disposition of, a security.
(2) The shares held by MLA III include 2,391.402 shares subject to acquisition from Holdings by Industrial Services, Inc. ("ISI"), a corporation wholly-owned by certain investment funds managed by BCC, pursuant to immediately exercisable warrants issued by Holdings for the purchase of such shares. See "Certain Relationships and Related Transactions." Mezzanine Lending Management III, L.P. ("MLM III") is the general partner of MLA III, and, as such general partner, may be deemed to own beneficially all the shares deemed to be owned beneficially by MLA III.
(3) All of such shares are held directly by MLA III or subject to warrants held directly by ISI, as described in note 2 above. Gilbert Butler and Costa Littas are managing general partner and general partner, respectively, of MLM III, and, as such, may be deemed to own beneficially all shares beneficially owned by MLA III.
(4) All of such shares are beneficially owned by the persons indicated and are held in the Rabbi Trust. See "Certain Relationships and Related Transactions."
(5) Includes 323.372 shares which are beneficially owned by Mr. Goebel and are held in the Rabbi Trust. See "Certain Relationships and Related Transactions."
(6) Excludes shares deemed to be beneficially owned by Mr. Butler and Mr.Littas.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     OMC MERGER AND RELATED AGREEMENTS

     The OMC Merger occurred on June 13, 1997. Concurrently with the OMC Merger, an aggregate consideration of $201.6 million was paid, subject to adjustment based on the working capital of Holdings at the closing date. The merger agreement contains customary representations, warranties, covenants and indemnification provisions. In connection with the OMC Merger, pursuant to a Merger Financing Agreement (the "Financing Agreement") with MLA III, MLA III purchased 61,865 shares of Common Stock of Holdings for $61.9 million and Holdings issued an 11% junior subordinated note to MLA III (the "Junior Subordinated Note"). The Junior Subordinated Note was repaid in July 1997 with proceeds from an offering by the Company under 144A of the Securities Act of 1933, as amended (the "Act") for $100 million in aggregate principal amount of 10 1/2% senior subordinated notes. Under the Financing Agreement, the Company has agreed to indemnify and pay certain expenses of BCC and its affiliates and their advisors and consultants under certain circumstances.

MANAGEMENT AGREEMENT

     In connection with the OMC Merger, the Company and Holdings entered into a management agreement ("Management Agreement") with ISI, a management consulting company wholly owned by investment funds managed by BCC, whereby the Company and Holdings agree to pay ISI $325,000 per year plus certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses incurred by ISI in connection with providing services to the Company, and to indemnify ISI under certain circumstances. In addition, ISI received warrants to purchase an aggregate of 2,391.4020 shares of common stock of Holdings at an exercise price of $1,000 per share. The warrants expire in 2007.

DEFERRED COMPENSATION PLAN AND RABBI TRUST

     In connection with the OMC Merger, Holdings and its subsidiaries adopted the 1997 Omega

Holdings, Inc. Deferred Compensation Plan (the "Plan") for the purpose of providing the following benefits to those employees of Holdings and its subsidiaries whose options to purchase shares of Holdings were canceled as a result of the OMC Merger (the "Plan Participants"). Under the terms of the Merger agreement, upon consummation of OMC Merger, each option to purchase shares of Holdings stock held by the Plan Participants prior to the merger was canceled, and Holdings established a deferred compensation obligation pursuant to the Plan for the benefit of each Plan Participant. Benefits under the Plan are payable in cash and in shares of Holdings stock, and are payable to Plan Participants upon termination of employment or, under certain limited circumstances, prior to termination. The benefits provided by the Plan represent the unsecured obligations of Holdings.

     As contemplated by the Plan and pursuant to the Rabbi Trust Agreement dated as of June 13, 1997 between Holdings and American National Bank and Trust Company of Chicago, as trustee, Holdings established the Rabbi Trust to hold approximately 3,224.4670 shares of Holdings Common Stock to satisfy Holdings' obligations as provided in the Plan. The Rabbi Trust maintains separate accounts for each Plan Participant, which accounts are intended to reflect the obligation of the Company to distribute cash and shares of Holdings stock to each Plan Participant. The Rabbi Trust may, at the direction of the Company, make such distributions to satisfy the obligations of the Company under the Plan. The Plan does not provide for elective deferrals by Plan Participants.

MANAGEMENT EQUITY ARRANGEMENTS

     Holdings adopted a stock option plan for the benefit of employees of Holdings and its subsidiaries in June 1997 (the "Stock Option Plan"). Pursuant to the Stock Option Plan, 7,322.0100 shares of Holdings common stock have been reserved for issuance pursuant to the plan; however, no options have been granted thereunder. The Stock Option Plan is administered by the Board of Directors of Holdings, which has discretionary authority to grant options and determine the terms and conditions of each award. No awards may be granted under the Stock Option Plan after the completion of ten years from its adoption, but awards previously granted may extend beyond that date.

     In addition, pursuant to a stockholders agreement (the "Stockholders Agreement") among Holdings, MLA III and ISI, management stockholders, Robert Bertch, the American National Bank and Trust Company of Chicago as trustee of the Rabbi Trust and participants in the Rabbi Trust, certain management stockholders have the right to cause Holdings to repurchase Holdings common stock held by such management stockholders upon their death or disability. In addition, Mr. Goebel and Mr. Key have entered into put agreements with Holdings dated as of June 13, 1997, respectively, whereby Mr. Goebel and Mr. Key have the right, in addition to their respective rights under the Stockholders Agreement, to cause Holdings to repurchase Holdings common stock held by each, respectively in the event of normal retirement from Holdings.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1) FINANCIAL STATEMENTS

     See Index to Financial Statements appearing at page F-1.

(a)(2)  FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule is included at page F-17:

     Schedule II - Valuation and Qualifying Accounts.

     Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

(a)(3)  EXHIBITS

3.1  Certificate of Incorporation, as amended, of the Registrant*
3.2  By-laws of the Registrant*
4.1  Indenture dated as of July 24, 1997*
10.1 New Bank Credit Facility dated as of June 13, 1997*
10.2 Panther Security Agreement dated as of June 13, 1997*
10.3 Omega Security Agreement dated as of June 13, 1997*
10.4 Pledge Agreement dated as of June 13, 1997*
10.5 Collateral Assignment of Trademarks dated as of June 13, 1997*
10.6 Management Agreement dated June 13, 1997*
10.7 Financing Agreement dated June 13, 1997*
10.8 Deferred Compensation Plan dated June 13, 1997*
10.9 Rabbi Trust Agreement dated June 13, 1997*
10.10 Key Employment Agreement dated September 16, 1997*
10.11 Key Severance Agreement dated April 24, 1997*
10.12 Moran Employment Agreement dated September 11, 1995, as amended June 13, 1997*
10.13 Moran Severance Agreement dated April 24, 1997*
10.14 Erlick Employment Agreement dated July 11, 1994*
10.15 Erlick Severance Agreement dated April 24, 1997*
10.16 Goebel Employment Agreement dated April 10, 1995, as amended June 13,
      1997*
10.17 Goebel Severance Agreement dated April 24, 1997*
10.18 Hagan Employment Agreement dated April 10, 1995*
10.19 Hagan Severance Agreement dated April 24, 1997*
10.20 Schmidt Employment Agreement dated April 10, 1995*
10.21 Schmidt Severance Agreement dated April 24, 1997*

10.22 Deferred Non-Qualified Compensation Agreement dated June 28, 1997*
10.23 Company Bonus Plan*
10.24 Stockholders Agreement dated June 13, 1997*
10.25 Omega Holdings, Inc. Stock Option Plan*
10.26 Key Put Agreement dated June 13, 1997*
10.27 Goebel Put Agreement dated June 13, 1997*
12.1  Statement regarding computation of ratio of earnings to fixed charges.
21.1  Subsidiaries of the Registrant.
27.1  Financial Data Schedules.
______________

* Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-37135, filed October 3, 1997.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the fourth quarter of the year ended December 27, 1997.

                         INDEX TO FINANCIAL STATEMENTS




                                                                  Page
                                                                  ----
Consolidated Financial Statements of Omega Cabinets, Ltd.
  Report of Independent Auditors................................   F-2
 Consolidated Balance Sheets as of December 27, 1997 and
  December 28, 1996.............................................   F-3
 Consolidated Statements of Income for the years ended
  December 27, 1997, December 28, 1996 and December 30, 1995....   F-5
 Consolidated Statements of Stockholder's Equity (Deficit) for
  the years ended December 27, 1997, December 28, 1996 and
  December 30, 1995.............................................   F-6
 Consolidated Statements of Cash Flows for the years ended
  December 27, 1997, December 28, 1996 and December 30, 1995....   F-7
 Notes to Consolidated Financial Statements.....................   F-8

Schedule II  Valuation and Qualifying Accounts..................  F-17

                         REPORT OF INDEPENDENT AUDITORS



The Board of Directors
Omega Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Omega Cabinets, Ltd. (a wholly-owned subsidiary of Omega Holdings, Inc.) as of December 27, 1997 and December 28, 1996, and the related consolidated statements of income, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 27, 1997. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Cabinets, Ltd. at December 27, 1997 and December 28, 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 27, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                              ERNST & YOUNG LLP


Des Moines, Iowa
February 20, 1998

                              OMEGA CABINETS, LTD.

                          CONSOLIDATED BALANCE SHEETS



                                                           DECEMBER 27        DECEMBER 28
                                                              1997                1996
                                                      --------------------------------------
ASSETS (Note 4)
Current assets:
 Cash                                                       $    157,520        $      3,797
 Income tax receivable                                         1,839,854                   -
 Accounts receivable, less allowance for doubtful
  accounts of $1,804,000 in 1997 and $1,628,000
  in 1996                                                     15,097,575          10,766,086
 Inventories (Note 3)                                         11,496,588           9,295,879
 Prepaid expenses and other                                      438,064             332,027
 Deferred income taxes (Note 6)                                1,025,000           1,005,000
                                                      --------------------------------------
Total current assets                                          30,054,601          21,402,789

Property, plant, and equipment, at cost:
 Land and improvements                                           931,330             931,330
 Buildings                                                    14,972,641          14,269,945
 Machinery and equipment                                      16,100,580          13,297,860
 Construction in progress                                        546,212           1,053,331
                                                      --------------------------------------
                                                              32,550,763          29,552,466
 Less accumulated depreciation                                (5,298,501)         (3,283,729)
                                                      --------------------------------------
                                                              27,252,262          26,268,737

Deferred financing costs, less accumulated
 amortization of $350,281 in 1997 and $1,132,077
 in 1996                                                       5,853,666           1,812,041
Goodwill, less accumulated amortization of $4,412,326
 in 1997 and $3,013,847 in 1996                               52,858,262          51,455,741
Deferred income taxes (Note 6)                                   475,000           1,790,000
Other assets                                                     852,507             847,438
                                                      --------------------------------------
Total assets                                                $117,346,298        $103,576,746
                                                      ======================================

                                                          DECEMBER 27       DECEMBER 28
                                                              1997              1996
                                                      -----------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                          $  6,802,096      $  4,917,090
 Accrued interest                                               560,525           564,127
 Other accrued expenses                                       6,940,979         7,771,431
 Current portion of long-term debt (Note 4)                  13,800,000         9,000,000
                                                      -----------------------------------
Total current liabilities                                    28,103,600        22,252,648

Noncurrent accrued interest (Note 4)                                  -         5,780,414
Long-term debt, excluding current portion (Note 4):
 Related parties                                                      -        27,426,145
 Other                                                      132,320,000        45,210,000
                                                      -----------------------------------
                                                            132,320,000        72,636,145

Deferred compensation (Note 8)                                        -            57,268
Other liabilities                                                75,103            60,203

Commitments (Note 5)

Stockholder's equity (deficit) (Notes 2, 4 and 8):
 Common stock, $.01 par value; 10,000 shares
  authorized; 1,000 shares issued and outstanding                    10                10
 Additional paid-in capital                                  62,835,425         2,638,163
 Predecessor basis adjustment                               (11,031,662)      (11,031,662)
 Retained earnings (deficit)                                (94,956,178)       11,183,557
                                                      -----------------------------------
Total stockholder's equity (deficit)                        (43,152,405)        2,790,068

                                                      -----------------------------------
Total liabilities and stockholder's equity (deficit)       $117,346,298      $103,576,746
                                                      ===================================


See accompanying notes.

                              OMEGA CABINETS, LTD.

                       CONSOLIDATED STATEMENTS OF INCOME



                                                              YEAR ENDED
                                        -----------------------------------------------------
                                            DECEMBER 27       DECEMBER 28       DECEMBER 30
                                               1997              1996             1995
                                        -----------------------------------------------------
Net sales                                     $155,898,769      $136,225,643      $97,958,492
Cost of goods sold                             112,556,300        97,287,215       72,690,674
                                        -----------------------------------------------------
Gross profit                                    43,342,469        38,938,428       25,267,818

Selling, general and administrative
 expenses (Note 8)                              22,171,340        15,309,281       10,964,260
Amortization of goodwill                         1,398,479         1,331,941        1,162,988
                                        -----------------------------------------------------
Operating income                                19,772,650        22,297,206       13,140,570

Interest expense                                16,311,997        10,441,182        9,700,914
                                        -----------------------------------------------------
Income before income taxes and
 extraordinary item                              3,460,653        11,856,024        3,439,656

Income tax expense (Note 6)                      1,695,000         4,700,000        1,360,000
                                        -----------------------------------------------------
Income before extraordinary item                 1,765,653         7,156,024        2,079,656

Extraordinary loss on debt refinancing,
 net of income tax benefit of $607,000
 (Note 2)                                          947,443                 -                -
                                        -----------------------------------------------------
Net income                                    $    818,210      $  7,156,024      $ 2,079,656
                                        =====================================================

See accompanying notes.

                              OMEGA CABINETS, LTD.

           CONSOLIDATED STATEMENTS OF STOCKHOLDER'S EQUITY (DEFICIT)



                                                     ADDITIONAL      PREDECESSOR            RETAINED
                                                      PAID-IN           BASIS               EARNINGS
                                    COMMON STOCK      CAPITAL         ADJUSTMENT            (DEFICIT)            TOTAL
                                  -----------------------------------------------------------------------------------------
Balance at January 1, 1995                  $ 10     $ 1,999,990       $(11,031,662)      $   1,947,877       $  (7,083,785)
 Issuance of common stock at
  parent-level credited to the
  Company                                      -         756,862                  -                   -             756,862
 Redemption of common stock at
  parent-level charged to the
  Company                                      -        (106,937)                 -                   -            (106,937)
 Net income for 1995                           -               -                  -           2,079,656           2,079,656
                                  -----------------------------------------------------------------------------------------
Balance at December 30, 1995                  10       2,649,915        (11,031,662)          4,027,533          (4,354,204)
 Common stock issued for stock
  options exercised at
  parent-level credited to the
  Company                                      -           3,879                  -                   -               3,879
 Redemption of common stock at
  parent-level charged to the
  Company                                      -         (15,631)                 -                   -             (15,631)
 Net income for 1996                           -               -                  -           7,156,024           7,156,024
                                  -----------------------------------------------------------------------------------------
Balance at December 28, 1996                  10       2,638,163        (11,031,662)         11,183,557           2,790,068
 Capital contribution by parent
  (Note 2)                                    10      62,248,425                  -                   -          62,248,435
 Dividend to parent to redeem
  common stock and options at
  parent-level
  (Note 2)                                   (10)     (2,638,163)                 -        (106,957,945)       (109,596,118)
 Noncash capital contribution
  (Note 5)                                     -         587,000                  -                   -             587,000
 Net income for 1997                           -               -                  -             818,210             818,210
                                  -----------------------------------------------------------------------------------------
Balance at December 27, 1997                $ 10     $62,835,425       $(11,031,662)      $ (94,956,178)      $ (43,152,405)
                                  =========================================================================================


See accompanying notes.

                              OMEGA CABINETS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                     YEAR  ENDED
                                                                                   ---------------------------------------------
                                                                                      DECEMBER 27     DECEMBER 28    DECEMBER 30
                                                                                          1997           1996           1995
                                                                                   ---------------------------------------------
OPERATING ACTIVITIES
Net income                                                                           $     818,210   $  7,156,024   $  2,079,656
Adjustments to reconcile net income to net cash provided by operating activities:
 Deferred financing costs written off                                                    1,554,443              -              -
 Depreciation                                                                            2,057,688      1,840,936      1,195,909
 Amortization                                                                            2,009,640      1,889,739      1,585,432
 Noncash stock option and warrant expense                                                5,481,000         57,268              -
 Deferred income taxes                                                                   1,295,000      1,330,000      1,545,000
 Changes in operating assets and liabilities:
  Income tax receivable                                                                 (1,839,854)             -              -
  Accounts receivable                                                                   (4,331,489)    (2,210,239)     2,737,200
  Inventories                                                                           (2,200,709)      (808,820)     2,040,271
  Prepaid expenses and other                                                              (106,037)       (98,722)       (24,494)
  Other assets                                                                              (5,069)      (135,286)      (534,685)
  Accounts payable                                                                       1,885,006        825,101     (1,032,173)
  Accrued interest                                                                      (5,784,016)     1,322,579      3,081,492
  Other accrued expenses                                                                       594      2,084,487     (3,602,518)
  Other liabilities                                                                         14,900          9,267          5,886
                                                                                   ---------------------------------------------
Net cash provided by operating activities                                                  849,307     13,262,334      9,076,976

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                                             (3,041,213)    (1,420,951)    (3,044,655)
Payment for acquisition of business, net of cash acquired (Note 9)                               -              -    (29,812,853)
Additions to goodwill                                                                   (3,632,046)      (759,894)      (317,425)
                                                                                   ---------------------------------------------
Net cash used in investing activities                                                   (6,673,259)    (2,180,845)   (33,174,933)

FINANCING ACTIVITIES
Proceeds from long-term debt                                                           247,839,506      1,000,000     31,139,167
Payments for deferred financing costs                                                   (6,207,229)      (168,165)    (1,086,088)
Payments of long-term debt                                                            (186,355,651)   (11,903,022)    (6,600,000)
Capital contribution by parent                                                          62,248,435          3,879        756,862
Payment to parent to redeem common stock and options at parent-level                  (111,547,386)       (15,631)      (106,937)
                                                                                   ---------------------------------------------
Net cash provided by (used in) financing activities                                      5,977,675    (11,082,939)    24,103,004
                                                                                   ---------------------------------------------
Net increase (decrease) in cash                                                            153,723         (1,450)         5,047

Cash at beginning of year                                                                    3,797          5,247            200
                                                                                   ---------------------------------------------
Cash at end of year                                                                  $     157,520   $      3,797   $      5,247
                                                                                   =============================================
SUPPLEMENTAL DISCLOSURES
Interest paid in cash                                                                $  22,096,013   $  8,533,032   $  6,215,915
Income taxes paid in cash                                                            $   2,400,275   $  2,809,445   $    673,466
Noncash financing activities:
 Note issued for redemption of parent stock                                          $   3,000,000              -              -
 Noncash capital contribution from parent                                            $     587,000              -              -
Noncash investing activity  accrued goodwill addition for additional purchase
 price payment                                                                                   -   $    831,046              -


See accompanying notes.

                              OMEGA CABINETS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     FOR THE YEARS ENDED DECEMBER 27, 1997,
                    DECEMBER 28, 1996 AND DECEMBER 30, 1995



1. ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Omega Cabinets, Ltd. (the "Company") manufactures custom, semi-custom and stock cabinetry for the home, including primarily kitchen and bath cabinets, for sale to independent dealers, home centers and lumber yards throughout the United States.

The Company is a wholly-owned subsidiary of Omega Holdings, Inc. ("Holdings"). Holdings has no operations and its sole asset is its investment in the common stock of the Company. Prior to a refinancing in 1997 (see Note 2), certain junior subordinated notes issued by Holdings to its stockholders in connection with the acquisition of the Company had been "pushed down" to the Company for financial reporting purposes. Holdings' acquisition cost of acquiring the Company and HomeCrest Corporation (see Note 9), including a predecessor basis adjustment, have also been reflected in the accounts of the Company.

FISCAL YEAR

The Company follows a 52/53 week fiscal year. Fiscal 1997, 1996 and 1995 each consisted of 52 weeks.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Panther Transport, Inc. ("Panther"). Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

ACCOUNTS RECEIVABLE

Concentrations of credit risk with respect to trade receivables are limited due to the number of customers and their geographic dispersion. The Company performs initial and periodic credit evaluations of its customers and generally does not require collateral.

                              OMEGA CABINETS, LTD.

1. ACCOUNTING POLICIES (CONTINUED)

INVENTORIES

The Company states inventories at the lower of cost or market using the first-in, first-out (FIFO) method.

PROPERTY, PLANT AND EQUIPMENT

Depreciation is provided on the straight-line method over the estimated useful lives of the assets, including 40 years for buildings and 5-10 years for machinery and equipment.

DEFERRED FINANCING COSTS AND GOODWILL

Deferred financing costs are amortized over the term of the related loans ranging primarily from 6 to 10 years. Goodwill, representing the excess of purchase price over the underlying net assets of businesses acquired, is amortized on the straight-line method over 40 years. The carrying value of goodwill is reviewed continually to determine whether any impairment has occurred. This review takes into consideration the recoverability of the unamortized amounts based on the estimated undiscounted cash flows of the related business. To the extent that the estimated undiscounted future cash flows are less than the carrying value of the related goodwill, an impairment loss can be measured based upon various methods, including undiscounted cash flows, discounted cash flows and fair value. Based upon undiscounted cash flows, no impairment of goodwill was determined to exist and, accordingly, no measurement was required.

INCOME TAXES

The Company files a consolidated income tax return with Holdings. All income taxes allocated to the Company have been computed on a separate return basis.

The Company follows the liability method of accounting for income taxes, under which deferred income tax assets and liabilities are determined based on the difference between financial reporting and income tax bases of assets and liabilities using the enacted marginal tax rates. Deferred income tax expense is based on the changes in the asset or liability from period to period.

STOCKHOLDER'S EQUITY

In connection with a previous acquisition, the former owners of the acquired business retained a continuing ownership interest in Holdings. Generally accepted accounting principles require Holdings and the Company to record a reduction to stockholder's equity representing the cost in excess of the predecessor basis attributable to the continuing ownership interest. Accordingly, a predecessor basis adjustment of $11,031,662 has been reflected in stockholder's equity.

                              OMEGA CABINETS, LTD.

1. ACCOUNTING POLICIES (CONTINUED)

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense was approximately $1,739,000 in 1997, $1,677,000 in 1996 and $1,297,000 in 1995.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include accounts receivable, accounts payable, and long-term debt. Management believes the fair value of accounts receivable and accounts payable approximate their carrying value in the balance sheet as of each balance sheet date. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, and arms-length trades for debt securities which are traded. The fair value of long-term debt, with the exception of amounts indicated below, is estimated to approximate the carrying amount as of each balance sheet date. The estimated fair value of other long-term debt was as follows:

                                              DECEMBER 27, 1997                       DECEMBER 28, 1996
                                    ------------------------------------    -----------------------------------
                                          CARRYING           ESTIMATED          CARRYING            ESTIMATED
                                          AMOUNT             FAIR VALUE         AMOUNT              FAIR VALUE
                                    ------------------------------------    -----------------------------------

 Senior subordinated notes                $100,000,000      $105,000,000          $ 5,000,000       $ 5,700,000
 Subordinated notes                                  -                 -           11,000,000        13,500,000

EMERGING ACCOUNTING ISSUES

The Company is not aware of any accounting standards which have been issued and which will require the Company to change current accounting policies or adopt new policies, the effect of which would be material to the consolidated financial statements.


2. MERGER AND REFINANCING

Pursuant to an Agreement and Plan of Merger (the "OMC Merger") dated as of April 28, 1997 among Holdings, the stockholders of Holdings, and Omega Merger Corp. ("OMC"), OMC merged on June 13, 1997 into Holdings, with Holdings as the surviving entity. Concurrent with the Merger, certain investors affiliated with Butler Capital Corporation ("BCC") invested approximately $61.9 million in the voting equity stock of Holdings. This investment plus proceeds from new management investors resulted in total new equity capital to Holdings of approximately $62.2 million, which in turn was contributed

                              OMEGA CABINETS, LTD.

2. MERGER AND REFINANCING (CONTINUED)

by Holdings into the Company. These amounts plus the proceeds from $100 million in bridge loans and $48.3 million borrowed under a new senior credit facility were used to repay debt of approximately $89.3 million (representing all of the Company's outstanding long-term debt at that date), to repurchase the majority of Holding's voting equity stock outstanding prior to the OMC Merger at an aggregate cost of approximately $112.6 million, and to pay transaction fees and expenses. The $100 million bridge loans were subsequently repaid with proceeds from new senior subordinated notes (see Note 4). The cost to repurchase stock, which included $109.6 million cash and a $3.0 million note, is subject to certain defined post-closing adjustments which had not been finalized as of December 27, 1997. As a result of the OMC Merger and related transactions described above, BCC owned 88.4% of Holdings subsequent to the OMC Merger.

The OMC Merger was accounted for as a recapitalization and, accordingly, did not impact the historical basis of the Company's assets or liabilities. All OMC Merger and recapitalization transactions of Holdings have been pushed down and reflected in the accounts of the Company. The Company paid an aggregate of $114.5 million to Holdings, representing the parent's cost to redeem common stock and stock options and to pay merger expenses. The Company recorded the $114.5 million as a charge to deferred compensation for $4.9 million to redeem stock options, and the balance representing a dividend to parent of $109.6 million was charged to stockholder's equity.

As a result of the OMC Merger and related debt refinancing, the Company wrote off existing unamortized deferred financing costs of $1,554,443 in June 1997, resulting in an extraordinary loss of $947,443 (net of related income tax benefit of $607,000).


3. INVENTORIES

Inventories consist of the following:

                                                          DECEMBER 27      DECEMBER 28
                                                             1997             1996
                                                      ----------------------------------

 Raw materials                                              $ 4,933,935       $3,857,984
 Work-in-process                                              3,910,231        3,398,280
 Finished goods                                               2,652,422        2,039,615
                                                      ----------------------------------
                                                            $11,496,588       $9,295,879
                                                      ==================================

                              OMEGA CABINETS, LTD.

4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                          DECEMBER 27       DECEMBER 28
                                                                              1997              1996
                                                                      ------------------------------------
 Senior bank revolving loan, due December 2002, interest at defined
  rate options (8.44% and 10.0% at December 27, 1997)                      $   7,550,000  $              -
 Senior bank term loan, payable in increasing quarterly installments through December 2003, interest at LIBOR plus 2.5% (8.41% at
  December 27, 1997)                                                          35,570,000                 -
 Senior subordinated notes, due June 2007, interest at 10.5%                 100,000,000                 -
 Note to selling stockholders (Note 2), due March 1998, interest at
 8%, secured by standby letter of credit                                       3,000,000                 -
 Former senior bank loans, interest at LIBOR plus 2.625%                               -        49,210,000
 Former senior subordinated note, interest at 13.5%, partially                         -         5,000,000
  deferred
 Former subordinated notes to related parties, interest at 15.458%,
  partially deferred                                                                   -        11,000,000
 Former junior subordinated notes to common stockholders of Holdings,
  interest at 14% deferred to 1999                                                     -        16,426,145
                                                                      ------------------------------------
                                                                             146,120,000        81,636,145

 Less amounts due within one year                                             13,800,000         9,000,000
                                                                      ------------------------------------
 Long-term debt, excluding current portion                                  $132,320,000       $72,636,145
                                                                      ====================================

Concurrent with the OMC Merger described in Note 2, the Company repaid all of its existing long-term debt and related accrued interest as of June 13, 1997 and entered into an agreement with a bank syndicate providing for a new bank credit facility, consisting of a term facility of up to $40 million and a revolving facility of up to $20 million. Interest on the term and revolving facilities is currently payable and is determined at the Company's option of either a defined base rate plus a margin ranging from .25% to 1.50% or a defined LIBOR plus a margin ranging from 1.25% to 2.50%. The applicable margin percentage is determined based upon the Company's cash flow leverage ratio. Borrowings under the bank facility are guaranteed by Holdings and secured by all of the stock and assets of the Company.

The senior bank term loan is payable in graduated quarterly installments increasing from $625,000 in 1997 to $2,750,000 in 2003. The revolving loan matures in December 2002 and has no scheduled interim payments. The Company projects that the December 27, 1997 revolving loan balance will be repaid in 1998 based on available cash flow and, accordingly, such amount is classified as current portion of long-term debt. The Company is required to pay a commitment fee of .5% per annum on the unused amount of the revolving loan. Additional loan payments are due each year based on 75% of the Company's defined excess cash flow, if any (none due for 1997). These mandatory prepayments will be applied first to repay the term loan and then to the permanent

                              OMEGA CABINETS, LTD.

4. LONG-TERM DEBT (CONTINUED)

reduction of the revolving loan. In addition, the Company is required to make prepayments on the term and revolving loans under certain other circumstances, including certain sales of assets or issuance of debt or equity securities. The agreement contains various restrictive covenants including a restriction on payment of dividends and requirements to meet certain financial covenants.

The senior subordinated notes were issued to retire certain bridge loans related to the OMC Merger (see Note 2). Interest on the notes is payable semiannually. The notes mature June 2007 and have no scheduled interim payments. The senior subordinated notes are subordinated in right and payment to the senior bank loans, and are generally not redeemable at the Company's option prior to June 2002, except in certain circumstances. Beginning in June 2002, the notes may be redeemed at the Company's option at 105.25% of principal, declining 1.75% annually to 100% in June 2005. The related indenture agreement contains various restrictive covenants, including a restriction on payment of dividends.

The senior subordinated notes are guaranteed jointly and severally, fully and unconditionally, by Panther, the Company's wholly-owned subsidiary. Separate financial statements or summarized financial information for Panther have not been presented since its operations are inconsequential and its stock does not represent a significant portion of the collateral securing the notes. Panther's accounts and transactions represent less than 1% of the consolidated total assets, liabilities, equity, net sales, operating income, and net income of the Company. Management believes that the separate financial statements and summarized financial information of Panther are not material to investors.

As of December 27, 1997, aggregate future maturities of long-term debt are as follows:

                  1998                                        $ 13,800,000
                  1999                                           4,750,000
                  2000                                           5,750,000
                  2001                                           6,750,000
                  2002                                           8,200,000
                  Thereafter                                   106,870,000
                                                              ------------
                                                              $146,120,000
                                                              ============

Interest expense incurred on the former subordinated notes to related parties was approximately $778,000 in 1997, $1,824,000 in 1996 and $1,776,000 in 1995.
Interest expense on the junior subordinated notes to Holdings' stockholders was approximately $1,322,000 in 1997, $2,715,000 in 1996 and $2,162,000 in 1995.

                              OMEGA CABINETS, LTD.

5. COMMITMENTS

The Company leases transportation equipment, facilities and equipment under noncancelable operating leases with lease terms of 3 to 8 years. The Company expects that generally leases will be renewed under renewal options or the leased assets will be replaced in the normal course of business. Total rental expense under operating leases was approximately $1,611,000 in 1997, $1,686,000 in 1996 and $1,335,000 in 1995.

Minimum future rental commitments applicable to operating leases at December 27, 1997 are as follows:

                      1998                                   $1,146,000
                      1999                                      737,000
                      2000                                      502,000
                      2001                                      254,000
                      2002                                      101,000
                                                             ----------
                                                             $2,740,000
                                                             ==========

In June 1997, the Company entered into a management agreement with an affiliate of the new majority stockholder of Holdings. The agreement requires the Company to pay $325,000 per year for management services provided, plus certain fees and expenses. In addition, Holdings issued a fully-exercisable warrant (for the purchase of Holdings' common stock) to the management company in connection with the management agreement. Holdings has recorded a charge for the fair value of the warrant as of the issuance date, and the related expense and additional paid-in capital have been "pushed-down" and reflected in the financial statements of the Company. Expense under the management agreement for the period from June 13, 1997 (inception) to December 27, 1997, including $587,000 for the warrant, was approximately $763,000.

Prior to June 13, 1997, the Company incurred management fees to an affiliate of the former majority stockholder of Holdings, resulting in expense of approximately $147,000 in 1997, $350,000 in 1996 and $308,000 in 1995.

The Company is jointly and severally liable, under a stockholders agreement of Holdings, for Holdings' obligation to repurchase its common shares held by management stockholders solely in the event of the death or disability of such stockholders. The management stockholders include 25 individuals representing a total of approximately 6% of Holdings' fully-diluted common shares. The aggregate repurchase amount of all stock subject to the repurchase was approximately $4.8 million at December 27, 1997.

                              OMEGA CABINETS, LTD.

6. INCOME TAXES

Components of income tax expense, including amount relating to the extraordinary loss in 1997, are as follows:

                                              1997               1996              1995
                                    -------------------------------------------------------
 Current expense (benefit)                  $ (207,000)        $3,370,000        $ (185,000)
 Deferred expense                            1,295,000          1,330,000         1,545,000
                                    -------------------------------------------------------
                                            $1,088,000         $4,700,000        $1,360,000
                                    =======================================================

A reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                             1997              1996              1995
                                     ------------------------------------------------------
 Amount based on federal statutory
  rate                                       $  648,000        $4,031,000        $1,169,000
 State income taxes, net of federal
  benefit                                       437,000           615,000           187,000
 Other                                            3,000            54,000             4,000
                                     ------------------------------------------------------
 Income tax expense                          $1,088,000        $4,700,000        $1,360,000
                                     ======================================================

Components of the net deferred tax assets are as follows:

                                    DECEMBER 27, 1997                    DECEMBER 28, 1996
                           ---------------------------------    --------------------------------
                                CURRENT         NONCURRENT           CURRENT        NONCURRENT
                           ---------------------------------    --------------------------------
 Deferred tax assets:
  Goodwill                   $            -      $ 1,425,000       $           -      $2,645,000
  Accruals and reserves             920,000                -             909,000               -
  Stock options and
   warrants                               -          510,000                   -          21,000
  Other                             105,000                               96,000         106,000
                           ---------------------------------    --------------------------------
                                  1,025,000        1,935,000           1,005,000       2,772,000
 Deferred tax liability:
  Depreciation                            -       (1,460,000)                  -        (982,000)
                           ---------------------------------    --------------------------------
 Net deferred tax asset      $    1,025,000      $   475,000        $  1,005,000      $1,790,000
                           =================================    ================================


7. EMPLOYEE BENEFIT PLANS

The Company has profit-sharing and 401(k) plans covering substantially all full-time employees. Under certain plans, the Company makes a matching contribution equal to 50% of the participant's contribution, up to specified maximum amounts. In addition, the Company may elect to contribute an additional amount to the plan at the discretion of the Company's Board of Directors. Expense related to the plans was $372,000 in 1997, $233,000 in 1996 and $210,000 in 1995.

                              OMEGA CABINETS, LTD.

8. STOCK OPTION PLAN

Holdings has an incentive stock option plan pursuant to which key employees may be granted options to purchase shares of its Class A common stock. Options are granted at the discretion of the board of directors and are fully vested and exercisable as of the grant date. Holdings accounts for stock options in accordance with Accounting Principles Board Opinion No. 25. Compensation expense relating to Holdings' stock option plan and reflected in the financial statements of the Company was $4,894,000 in 1997, $57,000 in 1996 and none in 1995.

Under FASB Statement No. 123, certain pro forma information is required as if Holdings had accounted for options under the alternative fair value method of Statement 123. Holdings used a Minimum Valuation model to determine the per share fair value of the options at the grant date. The following assumptions were used in the valuation:

            Risk-free interest rate                    5.6%
            Expected dividend yield                    None
            Expected volatility                        None
            Expected life of option                    5 years

For purposes of pro forma disclosures, the estimated fair value of the options at the grant date is expensed, net of related pro forma tax benefits, in the year of the grant since the options are fully vested at the grant date. Pro forma net income of the Company, assuming the alternative Statement 123 method were used, would be approximately $629,000 in 1997, $7,151,000 in 1996 and $2,067,000 in 1995.


9. ACQUISITIONS

On May 26, 1995, the Company acquired the operating assets of HomeCrest Corporation in a transaction accounted for as a purchase. The purchase price was subject to certain defined adjustments which had not yet been finalized as of December 30, 1995. The adjusted purchase price was finalized in 1996 resulting in additional purchase price of $759,894, which was allocated to goodwill.

In 1994, Holdings acquired all of the outstanding common stock of the predecessor Omega Cabinets, Ltd. in a transaction accounted for as a purchase. Certain additional purchase price amounts were due each year based on whether specified levels of operating income were achieved. Additional amounts, if earned, were recorded as goodwill when they became due. In 1997, a final purchase price payment was made and no further contingent payments are required.

                              OMEGA CABINETS, LTD.

                 SCHEDULE II  VALUATION AND QUALIFYING ACCOUNTS



                                            BALANCE AT     CHARGED TO
                                           BEGINNING OF     COSTS AND          OTHER                              BALANCE AT
              DESCRIPTION                      YEAR         EXPENSES         ADDITIONS          DEDUCTIONS       END OF YEAR
-----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 27, 1997
 Allowance for doubtful accounts             $1,628,000       $362,000  $            -           $186,000 (1)      $1,804,000

YEAR ENDED DECEMBER 28, 1996
 Allowance for doubtful accounts              1,534,000        357,000               -            263,000 (1)       1,628,000

YEAR ENDED DECEMBER 30, 1995
 Allowance for doubtful accounts                632,000        271,000       1,357,000 (2)        726,000 (1)       1,534,000



(1) Uncollectible accounts written off, net of recoveries.

(2) Addition for purchase acquisition of HomeCrest Corporation.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OMEGA CABINETS, LTD.

                                         By: /s/ Henry P. Key
                                            ---------------------------------
                                            Name: Henry P. Key
                                            Title: Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Henry P. Key           Director, Chief Executive           March 23, 1998
-----------------------    Officer
Henry P. Key

/s/ Lance E. Erlick        Vice President, Treasurer,          March 24, 1998
-----------------------    Chief Financial Officer
Lance E. Erlick            (Principal Financial and
                           Accounting Officer)


/s/ Robert J. Bertch       Director                            March 19, 1998
-----------------------
Robert J. Bertch

                           Director                            March __, 1998
-----------------------
Gilbert Butler

/s/ Donald E. Cihak        Director                            March 23, 1998
-----------------------
Donald E. Cihak

/s/ Costa Littas           Director                            March 23, 1998
-----------------------
Costa Littas