Form 10-Q
period 1998-03-28
OMEGA CABINETS LTD
filed 1998-05-12
CIK 1043958

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended:     March 28, 1998
                                          ------------------------
                                          OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
            For the transition period from:__________ to __________

                      Commission file number:   333-37135
                                             --------------------

                             Omega Cabinets, Ltd.
     --------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                          42-1423186
    ------------------------                       --------------------
             (State or other jurisdiction            (I.R.S. Employer
             incorporation or organization        Identification Number)

                    1205 Peters Drive, Waterloo, Iowa  50703
     ---------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                             (319) 235-5700
     ---------------------------------------------------------------------
              Registrants telephone number, including area code)

                                Not Applicable.
     ---------------------------------------------------------------------
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [x]       No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.       Yes  [ ]         No [ ]   Not Applicable.

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of
common stock as of the latest practicable date.   Not Applicable.

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

           The following financial statements are presented herein:

           Condensed Consolidated Balance Sheets as of March 28, 1998 and
             December 27, 1997

           Condensed Consolidated Statements of Income for the three months ended March 28, 1998 and March 29, 1997

           Condensed Consolidated Statements of Cash Flows for the three months ended March 28, 1998 and March 29, 1997

           Notes to Condensed Consolidated Financial Statements

                              OMEGA CABINETS, LTD.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          MARCH 28      DECEMBER 27
                                                            1998           1997
                                                         (unaudited)      (NOTE)
ASSETS
Current assets:
  Cash                                                  $     72,602   $    157,520
  Accounts receivable                                     14,587,739     15,097,575
  Inventories (Note 2)                                    11,903,655     11,496,588
  Other current assets                                     3,123,600      3,302,918
                                                        ------------   ------------
Total current assets                                      29,687,596     30,054,601

Property, plant and equipment                             33,384,983     32,550,763
Less accumulated depreciation                              5,859,625      5,298,501
                                                        ------------   ------------
                                                          27,525,358     27,252,262

Deferred financing costs, net                              5,847,612      5,853,666
Goodwill, net                                             52,498,342     52,858,262
Deferred income taxes                                        165,000        475,000
Other assets                                                 707,486        852,507
                                                        ------------   ------------
Total assets                                            $116,431,394   $117,346,298
                                                        ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                 $ 16,003,877   $ 14,303,600
  Current portion of long-term debt                       13,575,000     13,800,000
Total current liabilities                                 29,578,877     28,103,600

Long-term debt, less current portion                     131,320,000    132,320,000
Other noncurrent liabilities                                   1,653         75,103

Stockholder's equity (deficit):
  Common stock, $.01 par value; 10,000 shares
  authorized; 1,000 shares issued and outstanding                 10             10
  Additional paid-in capital                              62,935,425     62,835,425
  Predecessor basis adjustment                           (11,031,662)   (11,031,662)
  Retained earnings (deficit) (Note 3)                   (96,372,909)   (94,956,178)
                                                        ------------   ------------
Total stockholder's equity (deficit)                     (44,469,136)   (43,152,405)
                                                        ------------   ------------
Total liabilities and stockholder's equity (deficit)    $116,431,394   $117,346,298

Note: The balance sheet at December 27, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              Omega Cabinets, Ltd.
            Condensed Consolidated Statements of Income (Unaudited)

                                                               THREE MONTHS ENDED
                                                             MARCH 28      MARCH 29
                                                               1998          1997
                                                           ------------  -------------

Net sales                                                   $38,990,442   $35,463,542
Cost of goods sold                                           29,047,020    25,717,713
                                                            -----------   -----------
Gross profit                                                  9,943,422     9,745,829

Selling, general and administrative expenses (Note 4)         4,846,986     8,046,390
Amortization of goodwill                                        359,920       341,619
                                                            -----------   -----------
Operating income                                              4,736,516     1,357,820

Interest expense                                              3,793,247     2,505,512
Income (loss) before income taxes                               943,269    (1,147,692)

Income tax expense (benefit)                                    360,000      (450,000)
                                                            -----------   -----------
Net income (loss)                                           $   583,269   $  (697,692)
                                                            ===========   ===========

See accompanying notes.

                              Omega Cabinets, Ltd.
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                              THREE MONTHS ENDED
                                                            MARCH 28      MARCH 29
                                                              1998          1997
                                                          ------------  ------------

OPERATING ACTIVITIES
Net income (loss)                                         $   583,269   $  (697,692)
Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation and amortization                             1,108,142       968,919
  Noncash compensation expense                                      -     4,058,000
  Deferred income taxes                                       310,000    (1,060,000)
  Changes in operating assets and liabilities:
    Accounts receivable                                       509,836    (2,939,931)
    Inventories                                              (407,067)   (1,281,186)
    Other assets                                              324,339        35,842
    Accounts payable, accrued expenses and other
      liabilities                                           1,626,827     2,697,820
                                                          -----------   -----------
Net cash provided by operating activities                   4,055,346     1,781,772

INVESTING ACTIVITIES
Purchases of property, plant and equipment                   (834,220)     (491,772)
Net cash used in investing activities                        (834,220)     (491,772)

FINANCING ACTIVITIES
Payments for deferred financing costs                        (181,044)            -
Payments of long-term debt                                 (1,225,000)   (2,250,000)
Proceeds from long-term debt                                        -       960,000
Capital contribution by parent                                100,000             -
Payment to parent to redeem common stock and
  options at parent level                                  (2,000,000)            -
                                                          -----------   -----------
Net cash used in financing activities                      (3,306,044)   (1,290,000)
                                                          ===========   ===========
Net decrease in cash                                          (84,918)            -

Cash at beginning of period                                   157,520         3,797
                                                          -----------   -----------
Cash at end of period                                     $    72,602   $     3,797
                                                          ===========   ===========

See accompanying notes.

                              Omega Cabinets Ltd.
                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                 March 28, 1998

1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 28, 1998 are not necessarily indicative of the results that may be expected for the year ended January 2, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 27, 1997.

2.    INVENTORIES

Inventories consist of the following:

                                                  MARCH 28    DECEMBER 27
                                                    1998         1997
                                                 -----------  -----------

Raw materials                                    $ 5,117,175  $ 4,933,935
Work-in-process                                    4,163,622    3,910,231
Finished goods                                     2,622,858    2,652,422
                                                 -----------  -----------
                                                 $11,903,655  $11,496,588
                                                 ===========  ===========

3.   RETAINED EARNINGS

In March 1998, the Company's parent completed and paid a defined post-closing adjustment of $2,000,000 for the redemption of stock and options in connection with its 1997 merger and recapitalization. As with the original redemption cost (all of which was pushed-down and reflected by the Company), the Company has charged the amount to retained earnings during the 1998 first quarter.

4.   STOCK OPTION EXPENSE

Selling, general and administrative expenses include compensation expense related to stock options, recognized in accordance with APB No. 25, of $4,058,000 in the three months ended March 29, 1997 (none in the three months ended March 28, 1998).

5.   SUBSIDIARY DEBT GUARANTEE

The Company's senior subordinated notes in aggregate principal amount of $100,000,000 are fully and unconditionally guaranteed by Panther Transport, Inc. ("Panther"), the Company's wholly-owned subsidiary. Separate financial statements or summarized financial information for Panther have not been presented since its operations are inconsequential and its accounts and transactions represent less than 1% of each of the consolidated total assets, liabilities, equity, net sales, operating income, and net income of the Company. Management believes that the separate financial statements and summarized financial information of Panther are not material to investors.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussions should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended March 28, 1998, and the audited consolidated financial statements and Annual Report on Form 10-K for the year ending December 27, 1997 of Omega Cabinets, Ltd. (the "Company").

1997 MERGER AND REFINANCING

As more fully described in the Company's 1997 Form 10-K, in June 1997 the Company's parent entered into a merger and recapitalization transaction and concurrently refinanced all outstanding long-term debt as of that date. All merger and recapitalization transactions have been pushed down and are reflected in the accounts of the Company. The merger was accounted for as a recapitalization and, accordingly, did not impact the historical basis of the Company's assets or liabilities.

RESULTS OF OPERATIONS

Net Sales for the three months ended March 28, 1998 ("first quarter 1998") were $39.0 million compared to $35.5 million for the comparable period in 1997 ("first quarter 1997"), an increase of 9.9%. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $19.7 million in the first quarter 1998 compared to $17.7 million for the first quarter 1997, an 11.3% increase. The combination of a 1997 fourth quarter Dynasty sales promotion and an extensive dealer training program initiated in the second half of 1997 is believed to have contributed to the 1998 first quarter sales increase for Omega lines. Net sales of stock cabinetry were $19.3 million in the first quarter 1998 compared to $17.7 million for the first quarter 1997, a 9.0% increase. The increase was a result of an increase in dealer locations and further product enhancements. The Company believes that net sales for the balance of fiscal 1998 will continue to increase compared to prior year levels, but at somewhat lower levels than the percentage increase reported in first quarter 1998.

Gross Profit for the first quarter 1998 was $9.9 million compared to $9.7 million for the first quarter 1997, an increase of 2.0%. As a percentage of net sales, gross profit declined to 25.5% in the first quarter 1998 from 27.5% in the first quarter 1997, primarily as a result of higher material costs and the timing of the annual holiday shutdown.

Selling, General and Administrative Expenses for the first quarter 1998 were $4.8 million compared to $8.0 million for the first quarter 1997, a decrease of 39.8%. The decrease of $3.2 million is primarily attributable to non-cash compensation expense for employee stock options granted of $4.1 million included in the first quarter of 1997. Selling, general and administrative expenses, without giving effect to the 1997 non-cash charges, would have been $4.8 million in the first quarter of 1998 compared to $3.9 million in the first quarter 1997. As a percentage of net sales, selling, general and administrative expenses (excluding the non-cash stock option expense) increased to 12.4% in the first quarter 1998 from 11.2% in the first quarter 1997, primarily due to the upgrade of sales and marketing areas to manage sales growth and to improve customer support and training. Sales catalogs and literature were updated and enhanced in the first quarter 1998.

Operating Income for the first quarter 1998 was $4.7 million, or 12.1% of net sales compared to $1.4 million, or 3.8% of net sales, for the first quarter 1997. The increase in operating income for the first quarter 1998 was primarily due to the non-cash compensation expense in 1997, which more than offset a lower gross profit percent and higher selling, general and administrative expenses as discussed above. Operating income, without giving effect to the non-cash stock option expense referred to above, was $4.7 million, or 12.1% of net sales for the first quarter 1998, compared to $5.4 million, or 15.3% of net sales, for first quarter 1997. The primary reason for this decrease in operating income as a percentage of net sales was the lower gross profit percentage and higher selling, general and administrative expenses as discussed above.

Interest Expense for the first quarter 1998 was $3.8 million compared to $2.5 million for the first quarter 1997, an increase of 51.4%, primarily due to increased borrowings associated with the 1997 recapitalization and related transactions.

Income Taxes for the first quarter 1998 reflected approximately the same effective tax rate as in the first quarter 1997.

Net Income (Loss) for the first quarter 1998 was a net income of $0.6 million compared to a net loss of $0.7 million in the first quarter 1997. The increase in net income for the first quarter 1998 compared to the first quarter 1997 was primarily attributable to the non-cash compensation expense charged in the first quarter 1997 and other factors described above.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

Net cash provided by operating activities for first quarter 1998 was $4.1 million compared to $1.8 million for first quarter 1997, an increase of $2.3 million. The increase was primarily due to changes in operating assets and liabilities. Net income as adjusted for non-cash charges was $2.0 million for the first quarter 1998 compared to $3.3 million for the first quarter 1997, due to the factors described above. The decrease in working capital of $2.1 million for the first quarter 1998 compared to an increase in working capital of $1.5 million for the first quarter 1997 was primarily due to a decrease in accounts receivable for the first quarter 1998 compared to an increase for the first quarter 1997.

The Company used cash in investing activities of $0.8 million in the first quarter 1998 compared to $0.5 million in first quarter 1997.

Cash used in financing activities was $3.3 million for the first quarter 1998 compared to $1.3 million for the first quarter 1997, due to an additional payment of $2.0 million paid in the first quarter 1998 associated with the 1997 merger and refinancing.

The Company's ability to make scheduled payments of principal of, or to pay the interest or premium, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under its current credit facility, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness, for the next several years. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under its current bank credit facility in an amount sufficient to enable the Company to service its indebtedness or make anticipated capital expenditures.

As of March 26, 1998, the Company had additional borrowing availability under its revolving facility of approximately $14.5 million. The Company's term facility requires quarterly principal payments of approximately $0.6 million per quarter currently, increasing at each anniversary. Subsequent payments will be approximately $1.0 million, $1.4 million, $1.5 million, $1.9 million, and $2.3 million per quarter during the four quarter periods beginning in September 1998, 1999, 2000, 2001, 2002, respectively, with the balance due in the following two quarters. The Company's revolving facility will mature in 2002 and has no scheduled interim amortization.

FORWARD LOOKING STATEMENTS

  When used in this quarterly report on Form 10-Q, the words "believes," "anticipates" and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company's actual results and could cause the Company's results for 1998 to differ materially from those expressed in any forward statements made by the Company: (i) economic conditions in the remodeling and housing markets, (ii) availability of credit,
(iii) increases in interest rates, (iv) cost of lumber and other raw materials,
(v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives and (ix) inability to grow by acquisition of additional cabinetry manufacturers or to effectively consolidate operations of businesses acquired.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

                           PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

None.

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)  EXHIBIT INDEX.

3.1  Certificate of Incorporation, as amended, of the Company*
3.2  By-laws of the Company*
4.1  Indenture dated as of July 24, 1997*
10.1 New Bank Credit Facility dated as of June 13, 1997*
10.2 Panther Security Agreement dated as of June 13, 1997*
10.3 Omega Security Agreement dated as of June 13, 1997*
10.4 Pledge Agreement dated as of June 13, 1997*
10.5 Collateral Assignment of Trademarks dated as of June 13, 1997*
10.6 Management Agreement dated June 13, 1997*
10.7 Financing Agreement dated June 13, 1997*
10.8 Deferred Compensation Plan dated June 13, 1997*
10.9 Rabbi Trust Agreement dated June 13, 1997*
10.10 Key Employment Agreement dated September 16, 1997*

10.11 Key Severance Agreement dated April 24, 1997*
10.12 Moran Employment Agreement dated September 11, 1995, as amended June 13, 1997*
10.13 Moran Severance Agreement dated April 24, 1997*
10.14 Erlick Employment Agreement dated July 11, 1994*
10.15 Erlick Severance Agreement dated April 24, 1997*
10.16 Goebel Employment Agreement dated April 10, 1995, as amended June 13,
      1997*
10.17 Goebel Severance Agreement dated April 24, 1997*
10.18 Hagan Employment Agreement dated April 10, 1995*
10.19 Hagan Severance Agreement dated April 24, 1997*
10.20 Schmidt Employment Agreement dated April 10, 1995*
10.21 Schmidt Severance Agreement dated April 24, 1997*
10.22 Deferred Non-Qualified Compensation Agreement dated June 28, 1997*
10.23 Company Bonus Plan*
10.24 Stockholders Agreement dated June 13, 1997*
10.25 Omega Holdings, Inc. Stock Option Plan*
10.26 Key Put Agreement dated June 13, 1997*
10.27 Goebel Put Agreement dated June 13, 1997*
27.1  Financial Data Schedules.
______________

* Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-37135, filed October 3, 1997.

(b)  REPORTS ON FORM 8-K.

  No reports on Form 8-K were filed during the first quarter ended March 28, 1998.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMEGA CABINETS, LTD.


                                    By:  /s/ Henry P. Key
                                         -----------------------------------
                                         Name:  Henry P. Key
                                         Title:  Chief Executive Officer