Form 10-Q
period 1998-06-27
OMEGA CABINETS LTD
filed 1998-08-11
CIK 1043958

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark One)

         [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 27, 1998
                                                 -------------
                                      OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from:         to
                                                ---------  ----------

                       Commision file number:  333-37135
                                              -----------


                             Omega Cabinets, Ltd.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                       Delaware                           42-1423186
              -----------------------------         ---------------------
               (State or other jurisdiction            (I.R.S. Employer
               incorporation or organization        Identification Number)


                   1205 Peters Drive, Waterloo, Iowa  50703
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (319) 235-5700
            -------------------------------------------------------
              (Registrants telephone number, including area code)



                                Not Applicable.
--------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  [ x ]    No [  ]

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

                        PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

         The following financial statements are presented herein:

         Condensed Consolidated Balance Sheets as of June 27, 1998 and
          December 27, 1997

         Condensed Consolidated Statements of Income for the three months and six months ended June 27, 1998 and June 28, 1997

         Condensed Consolidated Statements of Cash Flows for the six months ended June 27, 1998 and June 28, 1997

         Notes to Condensed Consolidated Financial Statements

                              Omega Cabinets, Ltd.
                     Condensed Consolidated Balance Sheets


                                                           JUNE 27      DECEMBER 27
                                                            1998           1997
                                                         (UNAUDITED)      (NOTE)
                                                        ------------   ------------
ASSETS
Current assets:
  Cash                                                  $    491,665   $    157,520
  Accounts receivable                                     16,412,165     15,097,575
  Inventories (Note 2)                                    11,975,875     11,496,588
  Other current assets                                     1,499,166      3,302,918
                                                        ------------   ------------
Total current assets                                      30,378,871     30,054,601

Property, plant and equipment                             33,857,956     32,550,763
Less accumulated depreciation                              6,466,622      5,298,501
                                                        ------------   ------------
                                                          27,391,334     27,252,262

Deferred financing costs, net                              5,712,292      5,853,666
Goodwill, net                                             52,138,422     52,858,262
Deferred income taxes                                              -        475,000
Other assets                                                 738,122        852,507
                                                        ------------   ------------
Total assets                                            $116,359,041   $117,346,298
                                                        ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                 $ 14,704,012   $ 14,303,600
  Current portion of long-term debt                       10,180,000     13,800,000
                                                        ------------   ------------
Total current liabilities                                 24,884,012     28,103,600

Long-term debt, less current portion                     134,320,000    132,320,000
Other noncurrent liabilities                                 145,000         75,103

Stockholder's equity (deficit):
  Common stock, $.01 par value; 10,000 shares
  authorized; 1,000 shares issued and outstanding                 10             10
  Additional paid-in capital                              62,330,189     62,835,425
  Predecessor basis adjustment                           (11,031,662)   (11,031,662)
  Retained earnings (deficit) (Note 3)                   (94,288,508)   (94,956,178)
                                                        ------------   ------------
Total stockholder's equity (deficit)                     (42,989,981)   (43,152,405)
                                                        ------------   ------------
Total liabilities and stockholder's equity (deficit)    $116,359,041   $117,346,298
                                                        ============   ============

Note: The balance sheet at December 27, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              Omega Cabinets, Ltd.
            Condensed Consolidated Statements of Income (Unaudited)

                                                THREE MONTHS ENDED           SIX MONTHS ENDED
                                            JUNE 27          JUNE 28       JUNE 27      JUNE 28
                                              1998             1997         1998          1997
                                           -----------     ------------  -----------  ------------

Net sales                                  $42,603,759     $41,076,322   $81,594,201  $76,539,863
Cost of goods sold                          29,797,760      29,752,139    58,844,780   55,469,851
                                           -----------     -----------   -----------  -----------
Gross profit                                12,805,999      11,324,183    22,749,421   21,070,012

Selling, general and administrative
  expenses (Note 4)                          5,030,741       5,513,854     9,877,727   13,565,986
Amortization of goodwill                       359,920         341,319       719,840      682,639
                                           -----------     -----------   -----------  -----------
Operating income                             7,415,338       5,469,010    12,151,854    6,821,387

Interest expense                             4,043,937       4,099,238     7,837,184    6,604,809
                                           -----------     -----------   -----------  -----------
Income before income taxes
  and extraordinary item                     3,371,401       1,369,772     4,314,670      216,578

Income tax expense                           1,287,000         773,000     1,647,000      320,000
                                           -----------     -----------   -----------  -----------
Income (loss) before extraordinary
  item                                       2,084,401         596,772     2,667,670     (103,422)

Extraordinary loss on debt
  refinancing (Note 5)                             - -        (947,443)          - -     (947,443)
                                           -----------     -----------   -----------  -----------
Net income (loss)                          $ 2,084,401     $  (350,671)  $ 2,667,670  $(1,050,865)
                                           ===========     ===========   ===========  ===========

See accompanying notes.

                              Omega Cabinets, Ltd.
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                SIX MONTHS ENDED
                                                            JUNE 27        JUNE 28
                                                              1998           1997
                                                          ------------  --------------

OPERATING ACTIVITIES
Net income (loss)                                         $ 2,667,670   $  (1,050,865)
Adjustments to reconcile net income (loss) to net cash
  provided (used) by operating activities:
  Extraordinary loss                                                -         947,443
  Depreciation and amortization                             2,259,371       1,934,804
  Noncash stock option and warrant expense                          -       5,481,000
  Deferred income taxes                                       620,000         295,000
  Changes in operating assets and liabilities:
    Accounts receivable                                    (1,314,590)     (4,561,713)
    Inventories                                              (479,287)     (1,634,481)
    Other assets                                            1,918,137          78,632
    Accounts payable, accrued expenses and other
      liabilities                                             325,309     ( 4,974,277)
                                                          -----------   -------------
Net cash provided (used) by operating activities            5,996,610      (3,484,457)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                 (1,307,193)     (1,319,335)
Additions to goodwill                                               -      (3,281,046)
Net cash used in investing activities                      (1,307,193)     (4,600,381)

FINANCING ACTIVITIES
Payments for deferred financing costs                        (230,036)     (2,677,502)
Payments for deferred bridge loan fees                              -      (2,057,370)
Payments of long-term debt                                 (3,000,000)    (81,636,145)
Proceeds from long-term debt                                1,380,000     146,670,000
Capital contribution by parent                                100,000      62,248,435
Payment to parent to redeem common stock and
  options at parent level                                  (2,605,236)   (114,462,580)
                                                          -----------   -------------
Net cash provided (used) in financing activities           (4,355,272)      8,084,838
                                                          ===========   =============
Net increase in cash                                          334,145               -

Cash at beginning of period                                   157,520           3,797
                                                          -----------   -------------
Cash at end of period                                     $   491,665   $       3,797
                                                          ===========   =============


See accompanying notes.

                              Omega Cabinets, Ltd.
                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                 June 27, 1998

1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 27, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ended January 2, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 27, 1997.

2.  INVENTORIES


Inventories consist of the following:

                                     JUNE 27         DECEMBER 27
                                      1998              1997
                                   -----------       -----------
Raw materials                      $ 5,582,373       $ 4,933,935
Work-in-process                      4,191,401         3,910,231
Finished goods                       2,202,101         2,652,422
                                   -----------       -----------
                                   $11,975,875       $11,496,588
                                   ===========       ===========

3.  CAPITAL TRANSACTIONS

In March 1998, the Company's parent paid a final defined post-closing adjustment of $2,000,000 for the redemption of stock and options in connection with its 1997 merger and recapitalization. As with the original redemption cost (all of which was pushed down and reflected by the Company), the Company has charged the amount to retained earnings during the 1998 first quarter.

In May 1998, the Company's parent redeemed approximately $605,000 of the parent's common stock and options, which the Company in turn paid to the parent and charged to additional paid-in capital during the 1998 second quarter.

4.  STOCK OPTION EXPENSE

Selling, general and administrative expenses include compensation expense related to stock options, recognized in accordance with APB No. 25, of $836,000 and $4,894,000 in the three and six months ended June 28, 1997, respectively (none in the three months or six months ended June 27, 1998).

5.  EXTRAORDINARY LOSS

As a result of its 1997 merger and recapitalization, the Company wrote off existing unamortized deferred financing costs of $1,554,443 in June 1997, resulting in an extraordinary loss of $947,443 (net of related income tax benefit of $607,000).

6.  SUBSIDIARY DEBT GUARANTEE

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended June 27, 1998, and the audited consolidated financial statements and Annual Report on Form 10-K for the year ending December 27, 1997 of Omega Cabinets, Ltd. (the "Company").

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

Results of Operations.

Net Sales for the three months ended June 27, 1998 ("second quarter 1998") were $42.6 million compared to $41.1 million for the comparable period in 1997 ("second quarter 1997"), an increase of 3.7%. For the first six months of 1998 ("first half of 1998"), net sales were $81.6 million compared to $76.5 million for the comparable period in 1997 ("first half of 1997"), an increase of 6.6%. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $20.8 million in the second quarter 1998 compared to $19.2 million for the second quarter 1997, an 8.3% increase. First half of 1998 net sales of the Omega lines were $40.5 million compared to $36.5 million for the first half of 1997, an increase of 11.0%. The combination of a 1997 fourth quarter Dynasty sales promotion, extensive dealer training programs, and a general price increase effective February 1 contributed to the first half of 1998 sales increase for Omega lines. Net sales of stock cabinetry were $21.8 million in the second quarter 1998 compared to $21.9 million for the second quarter 1997, a 0.5% decrease, while the first half of 1998 net sales were $41.1 million compared to $40.0 million for the first half of 1997, a 2.7% increase. The increase in first half of 1998 sales performance for stock cabinetry was a result of an increase in dealer locations and further product enhancements, which was partially offset by an unplanned sales decline at the largest customer (due to system implementation issues) and adverse weather conditions which impacted several other large accounts.

Gross Profit for the second quarter 1998 was $12.8 million compared to $11.3 million for the comparable period in 1997, an increase of 13.1%. For the first half of 1998, gross profit was $22.7 million compared to $21.1 million for the first half of 1997, an increase of 8.0%. As a percentage of net sales, gross profit increased to 30.1% in the second quarter 1998 from 27.6% in the second quarter 1997, while for the first half of 1998 gross profit as a percentage of net sales increased to

27.9% from 27.5% primarily as a result of a larger share of sales coming from the Omega lines which carry higher margins.

Selling, General and Administrative Expenses for the second quarter 1998 were $5.0 million compared to $5.5 million for the second quarter 1997, a decrease of 8.8%. For the first half of 1998, selling, general and administrative expenses were $9.9 million compared to $13.6 million, a decrease of 27.2%. The decrease of $3.7 million for the first half of 1998 over the comparable period of 1997 is primarily attributable to $5.5 million of non-cash expense for employee stock options and warrants granted in the first half of 1997. Selling, general and administrative expenses without giving effect to this charge would have been $9.9 million in 1998 compared to $8.1 million for the first half of 1997, an increase of 22.2%. The increase in selling, general and administrative expenses can be attributed primarily to higher salaries associated with the upgrade of Sales and Marketing areas to manage sales growth and to improve customer support and training, higher advertising costs for cooperative advertising participation, higher literature expense associated with new product introductions plus sales catalog updates and enhancements and higher legal and accounting expenses incurred from increased external reporting requirements.

Operating Income for the second quarter 1998 was $7.4 million, or 17.4% of net sales compared to $5.5 million, or 13.3% of net sales, for the second quarter 1997. For the first half of 1998, operating income was $12.2 million, or 14.9% of net sales, compared to $6.8 million, or 8.9% of net sales, for the same period in 1997. For the first half of 1997, operating income without giving effect to the non-cash expense referred to above would have been $12.3 million, or 16.1% of net sales. After giving effect to the non-cash expense referred to above, the primary reason for the decrease in operating income as a percentage of net sales (14.9% in the first half of 1998 compared to 16.1% in the first half of 1997) was higher selling, general and administrative expenses as discussed above.

Interest Expense for the second quarter 1998 was $4.0 million compared to $4.1 million for the second quarter 1997, a decrease of 1.3%, while first half of 1998 interest expense was $7.8 million compared to $6.6 million for the first half of 1997, an increase of 18.7%. The first half of 1998 increase is primarily due to increased borrowings associated with the 1997 second quarter recapitalization.

Income Tax Expense for the second quarter 1998 was $1.3 million compared to $0.8 million for the second quarter of 1997. For the first half of 1998, income tax expense was $1.6 million compared to $0.3 million for the first half of 1997. Income tax expense in the 1998 periods reflected the Company's normalized effective tax rate.

Net Income (Loss) for the second quarter 1998 was a net income of $2.1 million compared to net loss of $0.4 million in the second quarter 1997. For the first half of 1998, net income was $2.7 million compared to a net loss of $1.1 million for the first half of 1997. The increase in net income for the second quarter was primarily attributable to improved operating income as discussed above and the extraordinary loss on debt refinancing incurred in the second quarter of 1997. The increase in net income for the first half of 1998 was primarily attributable to the 1997 extraordinary loss on debt refinancing and non-cash expense from stock options and warrants discussed above.

Liquidity and Capital Resources

The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

Net cash provided by operating activities for the six month period ended June 27, 1998 was $6.0 million as compared to net cash used by operating activities of $3.5 million in the comparable period of 1997, an increase of $9.5 million. The increase was primarily due to changes in operating assets and liabilities. Net income as adjusted for non-cash charges was $5.5 million for the first half of 1998 compared to $7.6 million for the first half of 1997 due to the factors described above. The net increase in working capital of $0.4 million for the first half of 1998 compared to a net decrease in working capital of $11.1 million for the first half of 1997 was primarily due to accounts receivable increasing at a lesser rate in 1998 than in 1997, and a significant decrease in accrued expense in 1997 due to the recapitalization transaction.

The Company used cash in investing activities of $1.3 million in the first half of 1998 compared to $4.6 million in the first half of 1997. During the first half of 1997, additional contingent purchase price of $3.3 million was paid for the 1994 acquisition of Omega by Code, Hennessy & Simmons.

Cash used by financing activities was $4.4 million for the first half of 1998 compared to cash provided from financing activities of $8.1 million for the first half of 1997. Significant 1998 cash uses included the retirement of a $3.0 million note and a $2.0 million redemption payment, both related to the 1997 recapitalization.

The Company's ability to make scheduled payments of principal, or to pay the interest or premium, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under its current credit facility, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness, for the next several years. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under its current bank credit facility in an amount sufficient to enable the Company to service its indebtedness or make anticipated capital expenditures.

As of June 27, 1998, the Company had additional borrowing availability under its revolving facility of approximately $12.4 million. The Company's term facility requires quarterly principal payments of approximately $0.6 million per quarter currently, increasing at each anniversary. Subsequent payments will be approximately $1.0 million, $1.4 million, $1.5 million, $1.9 million, and $2.3 million per quarter during the four quarter periods beginning in September 1998, 1999, 2000, 2001,

2002, respectively, with the balance due in the following two quarters. The Company's revolving facility will mature in 2002 and has no scheduled interim amortization.

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

(b)  REPORTS ON FORM 8-K.

  No reports on Form 8-K were filed during the second quarter ended June 27, 1998.

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMEGA CABINETS, LTD.


                                    By:           /s/ HENRY P. KEY
                                        ----------------------------------------
                                        Name:  Henry P. Key
                                        Title:  Chief Executive Officer
                                        (Principal executive officer and
                                        principal financial officer)