Form 10-Q
period 1998-09-26
OMEGA CABINETS LTD
filed 1998-11-10
CIK 1043958

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark One)

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended:      September 26, 1998
                                    ----------------------------
                              OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
     For the transition period from:             to
                                    ------------    ----------------

     Commission file number:  333-37135
                            ------------------

                             Omega Cabinets, Ltd.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

          Delaware                                          42-1423186
-----------------------------                   --------------------------------
(State or other jurisdiction                             (I.R.S. Employer
incorporation or organization)                        Identification Number)


                   1205 Peters Drive, Waterloo, Iowa  50703
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (319) 235-5700
            -------------------------------------------------------
             (Registrant's telephone number, including area code)


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

                        PART I - FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS.

The following financial statements are presented herein:

 Condensed Consolidated Balance Sheets as of September 26, 1998
   and December 27, 1997

 Condensed Consolidated Statements of Income for the three months and nine months ended September 26, 1998 and September 27, 1997

 Condensed Consolidated Statements of Cash Flows for the nine months ended September 26, 1998 and September 27, 1997

 Notes to Condensed Consolidated Financial Statements

                             Omega Cabinets, Ltd.
                     Condensed Consolidated Balance Sheets

                                                         SEPTEMBER 26    DECEMBER 27
                                                             1998           1997
                                                          (UNAUDITED)      (NOTE)
                                                         -------------  -------------
 Assets
 Current assets:
   Cash                                                  $    277,726   $    157,520
   Accounts receivable                                     17,661,014     15,097,575
   Inventories (Note 2)                                    12,026,658     11,496,588
   Other current assets                                     1,488,127      3,302,918
                                                         ------------   ------------
 Total current assets                                      31,453,525     30,054,601

 Property, plant and equipment                             34,505,498     32,550,763
 Less accumulated depreciation                              7,063,844      5,298,501
                                                         ------------   ------------
                                                           27,441,654     27,252,262

 Deferred financing costs, net                              5,536,797      5,853,666
 Goodwill, net                                             51,778,502     52,858,262
 Deferred income taxes                                              -        475,000
 Other assets                                                 677,348        852,507
                                                         ------------   ------------
 Total assets                                            $116,887,826   $117,346,298
                                                         ============   ============

 LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
 Current liabilities:
   Accounts payable and accrued expenses                 $ 17,432,581   $ 14,303,600
   Current portion of long-term debt                        7,375,000     13,800,000
                                                         ------------   ------------
 Total current liabilities                                 24,807,581     28,103,600

 Long-term debt, less current portion                     132,125,000    132,320,000
 Other noncurrent liabilities                                 825,000         75,103

 Stockholder's equity (deficit):
   Common stock, $.01 par value; 10,000 shares
   authorized; 1,000 shares issued and outstanding                 10             10
   Additional paid-in capital                              62,348,816     62,835,425
   Predecessor basis adjustment                           (11,031,662)   (11,031,662)
   Retained earnings (deficit) (Note 3)                   (92,186,919)   (94,956,178)
                                                         ------------   ------------
 Total stockholder's equity (deficit)                     (40,869,755)   (43,152,405)
                                                         ------------   ------------
 Total liabilities and stockholder's equity (deficit)    $116,887,826   $117,346,298
                                                         ============   ============

Note: The balance sheet at December 27, 1997 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             Omega Cabinets, Ltd.
            Condensed Consolidated Statements of Income (Unaudited)

                                                THREE MONTHS ENDED              NINE MONTHS ENDED
                                           SEPTEMBER 26      SEPTEMBER 27   SEPTEMBER 26  SEPTEMBER 27
                                               1998             1997           1998          1997
                                           ------------      ------------   ------------  ------------
Net sales                                  $ 43,027,044      $ 38,773,512   $124,786,461  $115,313,374
Cost of goods sold                           30,436,316        28,187,545     89,446,442    83,657,397
                                           ------------      ------------   ------------  ------------
Gross profit                                 12,590,728        10,585,967     35,340,019    31,655,977

Selling, general and administrative
   expenses (Note 4)                          5,151,219         4,280,368     15,029,185    17,852,349
Amortization of goodwill                        359,920           357,888      1,079,760     1,040,527
                                           ------------      ------------   ------------  ------------
Operating income                              7,079,589         5,947,711     19,231,074    12,763,101

Interest expense                              3,689,899         6,011,176     11,436,596    12,615,987
                                           ------------      ------------   ------------  ------------
Income (loss) before income taxes
   and extraordinary item                     3,389,690           (63,465)     7,794,478       147,114

Income tax expense                            1,288,000            76,000      2,974,000       390,000
                                           ------------      ------------   ------------  ------------
Income (loss) before extraordinary
   item                                       2,101,690          (139,465)     4,820,478      (242,886)

Extraordinary loss on debt
   refinancing (Note 5)                            - -                - -            - -      (947,443)
                                           ------------      ------------   ------------  ------------
 Net income (loss)                         $  2,101,690      $   (139,465)  $  4,820,478  $ (1,190,329)
                                           ============      ============   ============  ============


See accompanying notes.

                             Omega Cabinets, Ltd.
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                 NINE MONTHS ENDED
                                                           SEPTEMBER 26    SEPTEMBER 27
                                                               1998            1997
                                                           ------------   -------------

OPERATING ACTIVITIES
Net income (loss)                                          $  4,820,478   $  (1,190,329)
Adjustments to reconcile net income (loss) to net cash
   provided (used) by operating activities:
   Extraordinary loss                                                 -         947,443
   Depreciation and amortization                              3,430,797       3,000,535
   Noncash stock option and warrant expense                           -       5,481,000
   Deferred income taxes                                      1,300,000         385,000
   Changes in operating assets and liabilities:
     Accounts receivable                                     (2,563,439)     (4,149,902)
     Inventories                                               (530,070)     (2,053,564)
     Other assets                                             1,989,950        (405,697)
     Accounts payable, accrued expenses and other
       liabilities                                            3,002,659     ( 2,218,726)
                                                            -----------   -------------
Net cash provided (used) by operating activities             11,450,375        (204,240)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                   (1,984,104)     (2,116,219)
Additions to goodwill                                                 -      (3,281,046)
                                                            -----------   -------------
Net cash used in investing activities                        (1,984,104)     (5,397,265)

FINANCING ACTIVITIES
Payments for deferred financing costs                          (239,456)     (5,908,392)
Payments of long-term debt                                   (8,000,000)    (82,861,145)
Proceeds from long-term debt                                  1,380,000     146,670,000
Capital contribution by parent                                  118,627      62,248,435
Payments to parent to redeem common stock and
   options at parent level                                   (2,605,236)   (114,547,393)
                                                            -----------   -------------
Net cash provided (used) by financing activities             (9,346,065)      5,601,505
                                                            -----------   -------------
Net increase in cash                                            120,206               -

Cash at beginning of period                                     157,520           3,797
                                                            -----------   -------------
Cash at end of period                                       $   277,726   $       3,797
                                                            ===========   =============

See accompanying notes.

                             Omega Cabinets, Ltd.
                        Notes to Condensed Consolidated
                       Financial Statements (Unaudited)

                              September 26, 1998

1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 26, 1998 are not necessarily indicative of the results that may be expected for the fiscal year ending January 2, 1999. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 27, 1997.


2.    INVENTORIES

Inventories consist of the following:

                         SEPTEMBER 26  DECEMBER 27
                             1998         1997
                         ------------  -----------

 Raw materials            $ 4,822,222  $ 4,933,935
 Work-in-process            4,568,363    3,910,231
 Finished goods             2,636,073    2,652,422
                          -----------  -----------
                          $12,026,658  $11,496,588
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

4.   STOCK OPTION EXPENSE

Selling, general and administrative expenses include compensation expense related to stock options, recognized in accordance with APB No. 25, of $0 and $4,894,000 in the three months and nine months ended September 27, 1997, respectively (none in the three months or nine months ended September 26, 1998).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended September 26, 1998 and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the year ending December 27, 1997.

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

Results of Operations

Net Sales for the three months ended September 26, 1998 ("third quarter 1998") were $43.0 million compared to $38.8 million for the comparable period in 1997 ("third quarter 1997"), an increase of 11.0%. For the first nine months of 1998 net sales were $124.8 million compared to $115.3 million for the comparable period in 1997 ("first nine months of 1997"), an increase of 8.2%. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $19.4 million in the third quarter 1998 compared to $17.6 million for the third quarter 1997, a 10.3% increase, while first nine months of 1998 net sales were $60.6 compared to $54.2 million for the first nine months of 1997, an increase of 11.9%. The third quarter 1998 sales increase resulted primarily through increased penetration into specialty home centers and further West Coast market expansion. For the first nine months of 1998, the combination of a general price increase effective February 1 and sales of new private label products, in conjunction with the third quarter initiatives, contributed to the 1998 sales increase for Omega lines. Net sales of stock cabinetry were $23.6 million in the third quarter 1998 compared to $21.2 million for the third quarter 1997, an 11.5% increase, while the first nine months of 1998 net sales were $64.2 compared to $61.1 million for the first nine months of 1997, a 4.9% increase. The third quarter 1998 stock cabinetry sales increase resulted from an increase in sales to the manufactured housing segment, increased dealer locations, and additional product enhancements. The first nine months of 1998 sales performance for stock cabinetry improved due to an increase in dealer locations and product enhancements, which was partially offset by an unplanned sales decline at the largest customer (due to the customer's system implementation issues).

Gross Profit for the third quarter 1998 was $12.6 million compared to $10.6 million for the comparable period in 1997, an increase of 18.9%. For the first nine months of 1998 gross profit was $35.3 million compared to $31.7 million for the first nine months of 1997, an increase of 11.6%. As a percentage of net sales, gross profit increased to 29.2% in the third quarter 1998 from 27.3% in 1997, while for the first nine months of 1998 gross profit increased to 28.3% of net sales from 27.5%. For the first nine months of 1998, gross profit margins have been favorably impacted by lower insurance and outbound freight costs. In addition, costs of plywood used for semi-custom cabinets have been significantly below 1997 costs.

Selling, General and Administrative Expenses for the third quarter 1998 were $5.2 million compared to $4.3 million for the third quarter 1997, an increase of 20.4%. For the first nine months of 1998, selling, general and administrative expenses were $15.0 million compared to $17.9 million, a decrease of 15.8%. The decrease of $2.8 million for the first nine months of 1998 over the comparable period of 1997 is primarily attributable to $5.5 million of non-cash expense for employee stock options and warrants granted in the first nine months of 1997. Selling, general and administrative expenses without giving effect to this charge would have been $15.0 million in 1998 compared to $12.4 million for the first half of 1997, an increase of 21.7%. The increase in selling, general and administrative expenses can be attributed primarily to higher salary expenses partially associated with the upgrade of Sales and Marketing areas to manage sales growth and to improve customer support and training; higher advertising costs for cooperative advertising participation; higher literature expense associated with new product introductions, complete overhaul of sales catalogs and point-of-purchase merchandising enhancements; and higher legal and accounting expenses incurred from increased external reporting requirements.

Operating Income for the third quarter 1998 was $7.1 million, or 16.4% of net sales, compared to $5.9 million, or 15.3% of net sales, for the third quarter 1997. For the first nine months of 1998, operating income was $19.2 million, or 15.4% of net sales, compared to $12.8 million, or 11.1% of net sales, for the same period in 1997. For the first nine months of 1997, operating income without giving effect to the non-cash compensation expense referred to above would have been $18.3 million, or 15.8% of net sales. The primary reason for the lower 1998 operating income percentage was higher selling, general and administrative expenses as discussed above.

Interest Expense for the third quarter 1998 was $3.7 million compared to $6.0 million for the third quarter 1997, a decrease of 38.6%, while the first nine months of 1998 interest expense was $11.4 million compared to $12.6 million for the first nine months of 1997, a decrease of 9.3%. Third quarter 1997 interest expense was heavily impacted by bridge loan fees associated with the 1997 recapitalization transaction. The first nine months of 1998 decrease is primarily due to decreased borrowings under the Company's revolving credit facility.

Income Tax Expense for the third quarter 1998 was $1.3 million compared to $0.1 for the third quarter of 1997. For the first nine months of 1998, income tax expense was $3.0 million compared to $0.4 million for the first nine months of 1997. Income tax expense in the 1998 periods reflected the Company's normalized effective tax rate.

Net Income(Loss) for the third quarter 1998 was a net income of $2.1 million compared to a net loss of $0.1 million in the third quarter 1997. For the first nine months of 1998, net income was $4.8 million compared to a net loss of $1.2 million for the first nine months of 1997. The increase in net income for the third quarter was primarily attributable to lower interest expense and increased operating income. The increase in net income for the first nine months of 1998 was primarily attributable to increased operating income and the 1997 extraordinary loss on debt refinancing and non-cash expense from stock options and warrants discussed above.

Liquidity and Capital Resources

The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

Net cash provided by operating activities for the nine month period ended September 26, 1998 was $11.5 million as compared to net cash used by operating activities of $0.2 million in the comparable period of 1997, an increase of $11.7 million. The increase was due to the combination of changes in operating assets and liabilities, and improvement in net income before non-cash charges. Net income as adjusted for non-cash charges was $9.6 million for the first nine months of 1998 compared to $8.6 million for the first nine months of 1997, due to the factors described above. The net increase in operating assets and liabilities of $1.9 million for the first nine months of 1998 compared to a net decrease of $8.8 million for the first nine months of 1997 was primarily due to accounts receivable and inventories increasing at a lesser rate in 1998 than in 1997, and a significant decrease in accrued expenses in 1997 due to the recapitalization transaction.

The Company used cash in investing activities of $2.0 million in the first nine months of 1998 compared to $5.4 million in the first nine months of 1997. During the first nine months of 1997, additional contingent purchase price of $3.3 million was paid for the 1994 acquisition of Omega.

Cash used by financing activities was $9.3 million for the first nine months of 1998 compared to cash provided from financing activities of $5.6 million for the first nine months of 1997. Significant 1998 cash uses included payments on the Company's revolving credit facility, in addition to the retirement of a $3.0 million note and a $2.0 million redemption payment, both related to the 1997 recapitalization.

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

As of September 26, 1998, the Company had additional borrowing availability under its revolving facility of approximately $16.4 million. The Company's term facility requires quarterly principal payments of approximately $1.0 million per quarter currently, increasing at each anniversary. Subsequent payments will be approximately $1.4 million, $1.5 million, $1.9 million, and $2.3 million per quarter during the four quarter periods beginning in September 1999, 2000, 2001, 2002, respectively, with the balance due in the following two quarters. The Company's revolving facility will mature in 2002 and has no scheduled interim amortization.

Year 2000 Issue

    The Year 2000 Issue is the result of computer programs being written using two digits rather than four to define the applicable year. Any of computer programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

    The Company classifies its response to the Year 2000 Issue into five phases: inventory, assessment, renovation, validation and implementation. Inventory is the process in which all electronic/computer components are defined for all systems (IT and non-IT). Assessment is the process in which all components are classified as either compliant or non-compliant. Renovation is the process in which a system is upgraded, replaced or retired. Validation is the process in which compliant systems are tested within the Company's infrastructure to validate that either the initial compliant assessment is correct or the upgrade or replacement from the renovation phase is compliant with the Company's infrastructure. Implementation is the process in which a compliant system is installed into the Company's production environment and is used to support business operations.

    The Company recently completed an inventory of its IT systems, and is now in the renovation or validation phases of its IT systems and currently intends to implement these systems by mid-1999. In the ordinary course of business, the Company upgraded the operating system and applications software covering the HomeCrest division, and it has received assurances from the software vendor that such upgrade would make these systems Year 2000 compliant. The Company also has plans to implement replacement software to improve the information processing capabilities at its Omega Cabinets division. As of September 26, 1998, the Company has an expected cost of $1.4 million to renovate, validate and implement the software to address the Year 2000 Issue. This cost is being funded out of operating cash flow with approximately $1.0 million being capitalized as new hardware and software. The remaining $0.4 million, which will be expensed as incurred, is not expected to have material effect on the results of operations.

    The Company's inventory and assessment of its non-IT systems (including phone, voicemail, heating/air-conditioning, electricity and security systems) is expected to be completed by year end 1998, followed by any required renovation. The Company is using internal resources to address the Year 2000 Issue of its non-IT systems and has not incurred significant separately identifiable costs related to the Year 2000 Issue through September 26, 1998 and does not expect to incur significant additional costs in order to upgrade its non-IT systems. All validation and implementation of these non-IT systems is expected to completed by mid-1999.

    The costs of the systems implementation and Year 2000 modifications are based on management's best estimates, which were derived utilizing numerous assumptions of future events, including the continued availability of certain resources, and other factors. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated. Specific factors that might cause such material differences include, but are not limited to, the availability and cost of personnel trained in this area, the ability to locate and correct all relevant computer codes, and similar uncertainties. As of September 26, 1998, the cost of bringing the Company's IT and non-IT systems into Year 2000 compliance is not expected to have a material effect on the Company's financial condition or results of operations.

    In addition to reviewing its internal systems, the Company has polled or is in the process of polling its outside software and other vendors, customers and freight carriers to determine whether they are Year 2000 compliant and to attempt to identify any potential issues. If the Company's customers and vendors do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems which may have a material adverse effect on the Company. To the extent such vendors are not Year 2000 compliant by the end of 1999, such vendors may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may experience delays in manufacturing product to send to its customers. The Company plans to address potential problems with its vendors by identifying and arranging for alternative sources of supply.
Due to the nature of its product, the Company does not believe it has any exposure to contingencies related to the Year 2000 Issue for the products it has sold.

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

10.11  Key Severance Agreement dated April 24, 1997*
10.12 Moran Employment Agreement dated September 11, 1995, as amended June 13, 1997*
10.13  Moran Severance Agreement dated April 24, 1997*
10.14  Erlick Employment Agreement dated July 11, 1994*
10.15  Erlick Severance Agreement dated April 24, 1997*
10.16  Goebel Employment Agreement dated April 10, 1995, as amended
       June 13, 1997*
10.17  Goebel Severance Agreement dated April 24, 1997*
10.18  Hagan Employment Agreement dated April 10, 1995*
10.19  Hagan Severance Agreement dated April 24, 1997*
10.20  Schmidt Employment Agreement dated April 10, 1995*
10.21  Schmidt Severance Agreement dated April 24, 1997*
10.22  Deferred Non-Qualified Compensation Agreement dated June 28, 1997*
10.23  Company Bonus Plan*
10.24  Stockholders Agreement dated June 13, 1997*
10.25  Omega Holdings, Inc. Stock Option Plan*
10.26  Key Put Agreement dated June 13, 1997*
10.27  Goebel Put Agreement dated June 13, 1997*
27.1   Financial Data Schedule.
______________

 * Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-37135, filed October 3, 1997.

(b)  REPORTS ON FORM 8-K.

     No reports on Form 8-K were filed during the third quarter ended September 26, 1998.

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     OMEGA CABINETS, LTD.


                                     By: /s/ Henry P. Key
                                         ---------------------------------------
                                         Name:  Henry P. Key
                                         Title: Chief Executive Officer
                                                (Principal executive
                                                 officer and principal
                                                 financial officer)