Form 10-K405
period 1999-01-02
OMEGA CABINETS LTD
filed 1999-04-01
CIK 1043958

--------------------------------------------------------------------------------
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended January 2, 1999

                       Commission file number 333-37135
             _____________________________________________________


                             Omega Cabinets, Ltd.
                  ____________________________________________
            (Exact name of registrant as specified in its charter)

         Delaware                                    42-1423186
  ---------------------------             -----------------------------------
  State or other jurisdiction             (I.R.S. Employer Identification No.)
of incorporation or organization

                    1205 Peters Drive, Waterloo, Iowa  50703
___________________________________________________________________________
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (319) 235-5700

          Securities registered pursuant to Section 12(b) of the Act:   None
          Securities registered pursuant to Section 12(g) of the Act:    None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X      No
     ---        ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [ X ]

On March 15, 1999, all of the voting stock of Omega Cabinets, Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation.

As of March 15, 1999, Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

                  DOCUMENTS INCORPORATED BY REFERENCE:  None

                                FORM 10-K INDEX

                                                                            Page
                                                                            ----

Part I   .................................................................    3
Item 1.  Business.........................................................    3
Item 2.  Properties.......................................................   13
Item 3.  Legal Proceedings................................................   14
Item 4.  Submission of Matters to a Vote of Security Holders..............   14

Part II  .................................................................   14
Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters............................................   14
Item 6.  Selected Financial Data..........................................   15
Item 7.  Management's Discussion and Analysis of Financial Condition
           and Results of Operation.......................................   16
Item 8.  Financial Statements and Supplementary Data......................   25
Item 9.  Changes in and Disagreements with Accountants on Accounting
           and Financial Disclosure.......................................   25

Part III .................................................................   25
Item 10.  Directors and Executive Officers of the Registrant..............   25
Item 11.  Executive Compensation..........................................   29
Item 12.  Security Ownership of Certain Beneficial Owners and Management..   34
Item 13.  Certain Relationships and Related Transactions..................   38

Part IV   ................................................................   40
Item 14.  Exhibits, Financial Statements Schedules, and Reports
            on Form 8-K...................................................   40

     Reference in this Annual Report on Form 10-K is made to the Omega(TM), HomeCrest(TM), Kitchen Craft(R), and Kitchen Craft (registered in Canada) trademarks, which are owned by Holdings.

                                     Part I

 Item 1.  Business.

     Omega Cabinets, Ltd. (the "Company" or "Omega") is a leading manufacturer of wood and laminate kitchen cabinetry, bathroom vanities and related accessories. Headquartered in Waterloo, Iowa, the Company produces a wide array of custom, semi-custom and stock kitchen cabinetry and bathroom vanities primarily for use in residential remodeling and, to a lesser extent, in new construction. Omega manufactures its products in state-of-the-art, highly-integrated facilities under the Omega (custom), Dynasty (semi-custom), Embassy (semi-custom), and Legend (stock) brand names. Omega's HomeCrest division ("HomeCrest") manufactures its products under the HomeCrest (stock) brand name. The Company sells to a broad network of kitchen and bath dealers, home centers, builders/contractors and independent distributors.

     Kitchen Craft of Canada Ltd., based in Winnipeg, Manitoba, and an indirect subsidiary of the Company, is the second largest manufacturer of kitchen cabinetry and laminated countertops in Canada and the largest Canadian manufacturer of semi-custom kitchen cabinetry. Kitchen Craft is also a leading competitor in the United States semi-custom cabinet market. In contrast to the Company, 100% of Kitchen Craft's cabinetry sales are generated by full access products.

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

  On or about April 28, 1997, Omega Holdings, Inc. ("Holdings"), the sole stockholder of the Company, and Holdings' stockholders entered into a recapitalization agreement (as amended to date, the "Merger Agreement") with Omega Merger Corp. ("OMC"), a Company formed by affiliates of Butler Capital Corporation ("BCC"), which provided for a merger (the "Merger") of OMC with and into Holdings, and a recapitalization (the "Recapitalization") of Holdings, with Holdings as the surviving corporation (the "OMC Merger"). Concurrently with the OMC Merger, which occurred on June 13, 1997, aggregate consideration of approximately $201.9 million was paid to certain selling stockholders of Holdings, including approximately $89.3 million of debt which was repaid in connection therewith. The merger consideration was subject to a post-closing working capital adjustment of $2.0 million, which was paid by the Company in March 1998.

  On January 29, 1999, the Company consummated the acquisition of Kitchen Craft of Canada Ltd. In a series of transactions described more fully below, the Company, through certain of its subsidiaries, acquired all of the outstanding capital stock (the "Kitchen Craft Stock") of Kitchen Craft of Canada Ltd.

  As contemplated by the Master Transaction Agreement dated as of January 29, 1999 (the "Master Transaction Agreement") among (i) 3578275 Canada Inc., a Canadian corporation and an indirect subsidiary of the Company; (ii) Holdings; and (iii) the Selling Participants (as defined in the Master Transaction Agreement), the following transactions occurred in the following order:

(1) Omega Kitchen Craft Holdings Corp., a Delaware corporation and a direct wholly owned subsidiary of the Company, purchased 100,000 shares of Class A Common Stock of 3578275 Canada Inc. representing all of the issued and outstanding shares of Class A Common Stock of 3578275 Canada Inc. other than 1 share issued to the incorporator of 3578275 Canada Inc.

(2) Omega Kitchen Craft U.S. Corp., a Delaware corporation and an indirect wholly owned subsidiary of the Company, acquired all of the outstanding capital stock of Bulrad Illinois, Inc., an Illinois corporation, from Kitchen Craft of Canada Ltd. for cash consideration equal to approximately $600,000.

(3) 3578275 Canada Inc. acquired all of the outstanding Kitchen Craft Stock and retired all related party indebtedness of Kitchen Craft of Canada Ltd. in exchange for approximately (Cdn) $70.4 million and 2,904.7728 shares of Class B Common Stock of 3578275 Canada Inc., exchangeable on a 1-for-1 basis into shares of common stock, $.01 par value per share (the "Common Stock"), of Holdings. In addition, all other indebtedness of Kitchen Craft of Canada Ltd. existing as of January 29, 1999 was retired in exchange for approximately (Cdn) $4.5 million cash.

(4) 3578275 Canada Inc. and Kitchen Craft of Canada Ltd. amalgamated under Canadian law to form a new corporation, Kitchen Craft of Canada Ltd., a Canadian corporation ("Kitchen Craft"). In the amalgamation (i) each outstanding share of Class A Common Stock of 3578275 Canada Inc. was converted into one share of Class A Common Stock of Kitchen Craft, (ii) each outstanding share of Class B Common Stock of 3578275 Canada Inc. was converted into one share of Class B Common Stock of Kitchen Craft, which shares are exchangeable on a 1-for-1 basis into shares of Holdings Common Stock, and (iii) each outstanding share of Kitchen Craft of Canada Ltd. owned by 3578275 Canada Inc. was canceled for no consideration.

  In order to finance the transactions described above, (i) Holdings sold 9,674.5734 shares of its Common Stock to Mezzanine Lending Associates III, L.P. ("MLA III") for aggregate consideration of $13,272,296.14 and a portion of such consideration was contributed down to 3578275 Canada Inc. through the Company and Omega Kitchen Craft Holdings Corp.; (ii) the Company amended and restated its existing senior credit agreement to provide for an additional term loan of $25.0 million and the Company borrowed $25.0 million under the new term loan and loaned the proceeds therefrom to 3578275 Canada Inc. in return for an intercompany note (the "Intercompany Note"); and (iii) 3578275 Canada Inc. entered into a Canadian dollar denominated senior credit agreement (the "Canadian Senior Credit Agreement") supplemental to the amended and restated senior credit agreement of the Company pursuant to which it borrowed approximately (Cdn) $22.0 million under a term loan and approximately (Cdn) $2.0 under a revolving loan. The proceeds from the sale of Holdings Common Stock to MLA III together with the borrowings evidenced by the Intercompany Note and the borrowings under the Canadian Senior Credit Agreement were used to pay the purchase price to the selling stockholders of Kitchen Craft of Canada Ltd. and to pay certain related fees and expenses.

     In connection with the transactions contemplated by the Master Transaction Agreement, the Company solicited the consent of the holders of its 10-1/2% Senior Subordinated Notes due 2007 (the "Notes") to certain amendments to the Indenture dated as of July 24, 1997 (the "Indenture") between the Company, Panther Transport, Inc., HomeCrest Corporation and The Chase Manhattan Bank, as trustee. On January 28, 1999, the Company, Panther Transport, Inc. and The Chase Manhattan Bank, as trustee, entered into the First Supplemental Indenture to effect the amendments to the Indenture described in the Company's Consent Solicitation Statement dated January 12, 1999, as supplemented by Supplement No. 1 thereto dated January 26, 1999, Supplement No. 2 thereto dated January 27, 1999, and Supplement No. 3 thereto dated January 27, 1999.

  Immediately following consummation of the acquisition of Kitchen Craft pursuant to the terms of the Master Transaction Agreement, the Company, Panther Transport, Inc., Omega Kitchen Craft U.S. Corp., Bulrad Illinois, Inc., and The Chase Manhattan Bank, as trustee, entered into the Second Supplement Indenture dated January 29, 1999 pursuant to which each of Omega Kitchen Craft U.S. Corp. and Bulrad Illinois, Inc. agreed to guarantee the Company's obligations under the Notes and the Indenture in accordance with the terms and provisions of the Indenture.

Products

  The Company specializes in manufacturing kitchen cabinetry and bathroom vanities and accessories. The Company offers its customers one of the most extensive product lines in the cabinetry industry and believes that it is one of only two national manufacturers that produces a full line of kitchen cabinetry for all three market price points: custom, semi-custom and stock. The Company's cabinetry is distinguished by its high quality materials, superior finishes and expert construction. The following chart illustrates the Company's fiscal 1998 sales by product line:

                           Sales by Product Line (1)
                             (dollars in millions)

Product                         1996             1997              1998
-------                   ---------------  ----------------  ----------------
                                   % of              % of              % of
                            $     Sales       $     Sales       $     Sales
                          ------  -------  -------  -------  -------  -------
Custom Cabinetry          $ 11.4     8.4%   $ 12.3     7.9%   $ 13.1     7.7%

Semi-Custom Cabinetry     $ 41.7    30.6%   $ 44.3    28.4%   $ 50.7    30.0%

Stock Cabinetry           $ 67.0    49.2%   $ 82.9    53.1%   $ 87.8    51.9%

Bath Vanities &  Other    $ 16.1    11.8%   $ 16.4    10.6%   $ 17.6    10.4%
                          ------   -----    ------   -----    ------   -----
Total                     $136.2   100.0%   $155.9   100.0%   $169.2   100.0%
                          ======   =====    ======   =====    ======   =====

(1) These sales do not include Kitchen Craft which was acquired on January 29, 1999.

   Custom Cabinetry.   The Company manufactures and markets custom kitchen
cabinetry under the Omega Custom brand name. Omega Custom cabinets are manufactured for each individual customer and are distinguished by their high quality design, premium materials and superior construction. Omega Custom offers the consumer the widest choice of cabinetry configurations, door styles and wood species within the Company's product lines. The Company believes it is one of the few custom cabinetry manufacturers capable of offering national distribution as well as an unlimited choice of finishes through its "custom color match" program. The Company's custom cabinetry is primarily sold to kitchen and bath dealers and is also sold through Home Depot Expo locations.

   Semi-Custom Cabinetry.   The Company manufactures and markets semi-custom
kitchen cabinetry under the Dynasty and Embassy brand names. Dimensional modifications of size are available in both the Dynasty and Embassy lines, but not to the extent available with the Omega Custom line. Approximately 34% of Dynasty/Embassy cabinetry sales are produced from maple, with the balance made up of oak (33%), cherry (18%) and pecan (15%). The Dynasty line is sold primarily to kitchen and bath dealers, while the Embassy line is sold primarily through home centers and lumber yards such as Home Depot/Home Depot Expo.

   Stock Cabinetry. The Company manufactures and markets stock cabinetry under the HomeCrest and Legend brand names. The HomeCrest brand is sold through HomeCrest's distribution network of dealers, builder/contractors and independent distributors. In September 1995, the Company launched its Legend line of stock cabinetry that was developed subsequent to the acquisition of HomeCrest in order to cross-sell stock cabinetry through the Omega dealer network.

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

   Bathroom Vanities and Accessories.   The Company manufactures and markets
bathroom vanities under a variety of brand names, including Classic, Coventry, Hallmark, Lancaster, Monticello, Montrose, Omega Custom, and Sunrise. The Company's vanity line has ten different price points covering the market from value-priced, frameless cabinetry through high-end, furniture quality custom vanities. The Company's vanity line includes the same materials, construction and finishes found in the Company's kitchen cabinetry lines. Vanities are sold to kitchen and bath dealers, home centers and, on a private-label basis, to one distributor.

   Full Access Cabinetry. Kitchen Craft manufactures and markets full access semi-custom and stock kitchen cabinetry under the Integra and Aurora brand names. Full access, or European style, cabinetry differs from framed cabinetry in that front frames are not used during cabinet construction and appearance is similar to a full-overlay framed cabinet. Integra retails at a higher price point than Aurora resulting from a broader range of styles, all-wood door construction, and quality of the drawer boxes. Both product lines are sold primarily through kitchen and bath dealers and company-owned retail stores located in Canada and the United States.

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

   In December 1996, the Company began marketing a line of all-wood, value-priced home entertainment centers. The Company currently offers this line in five styles. Initial distribution plans include some of the larger selling locations in the Company's distribution network.

   Kitchen Craft manufactures laminated countertops which are sold through company-owned retail stores in Canada.

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

Manufacturing

  General.   The Company operates four manufacturing facilities located in
Waterloo, Iowa; Goshen, Indiana; Clinton, Tennessee; and Winnipeg, Manitoba. Custom and semi-custom kitchen cabinetry and bathroom vanities are manufactured in Waterloo, and stock cabinetry and vanities are manufactured and assembled in Goshen. Finished cabinetry frames and flat panel doors for stock cabinetry are manufactured in Clinton. Full access cabinetry and laminated countertops are manufactured in Winnipeg.

  The plants are primarily machining, assembly and finishing operations. Raw materials used by the plants consist of raw, kiln-dried lumber and plywood. At the Waterloo facility, the lumber is cut and molded in a manner designed to maximize material usage and minimize waste. At the Goshen facility, dimensioned lumber and particle board is supplied by third-party vendors and the Waterloo facility. Prior to assembly, plywood and furniture board is laminated and machined. Panels, shelves, drawers, drawer fronts, floors and back parts are then assembled. Semi-custom and stock cabinetry are finished (sanded, stained, varnished and cured) and then assembled. Custom products are finished after assembly. Hardware is then added, and the final product is inspected, packaged and staged for shipment.

  Suppliers and Raw Materials.   In 1998, the Company purchased roughly $60
million of lumber and other raw materials from approximately 60 different suppliers, the largest of which represented approximately 6% of such purchases. The Company is not dependent upon any specific supplier for any of its raw materials or component parts. The Company believes that its sources of supply are adequate for its needs. Additionally, the Company recently formed a dedicated materials management team to monitor its materials purchasing with the goal of reducing costs.

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

  Transportation/Freight.   Panther Transport, Inc. ("Panther"), a wholly-owned
subsidiary of the Company, provides trucking and freight services to the Company for its Omega product lines. Panther leases 31 tractors, two trucks and 51 trailers. HomeCrest and Kitchen Craft products are primarily shipped through contract carriers to customers.

Sales and Marketing - Omega

  The Company sells its products in the United States principally through its network of nearly 1,300 active kitchen and bath dealer locations, as well as through home centers, builder/contractors and independent distributors. An individual dealer may maintain more than one store location. Active kitchen and bath dealer selling locations are defined by the Company as only those dealer locations which have purchased over $10,000 of products in the past year. The sales force and distribution network for the Company's Omega product lines is separate and distinct from the distribution of stock product lines manufactured by HomeCrest. The following chart illustrates the growth in the Company's active selling locations from 1996 to 1998:

                            Active Selling Locations

          Kitchen &     Home
Year    Bath Dealers   Centers  Other(1)  Total Locations
----    -------------  -------  --------  ---------------
1996       1,119         243       17          1,379
1997       1,248         235       20          1,503
1998       1,297         276       27          1,600

_______________________
(1) Includes independent distributors and builders/contractors.

  In 1998, approximately 81% of the Company's sales were through kitchen and bath dealers. The Company has established strong relationships with its dealers through superior customer service, timely delivery, quality products and competitive pricing. Extensive interviews of kitchen and bath cabinetry dealers indicate that service, timeliness of delivery, perceived value, and product quality are all more important than price in choosing a cabinetry supplier. In 1998 the Company had an on-time, accurate completion record of 95%, which is aided by its bar coding systems for tracking work-in-progress and finished goods inventory. These systems enable the Company to provide its dealers with rapid order status and product information and options. The Company seeks to establish long-term relationships with quality dealers and has experienced very low dealer turnover rates, creating what management believes is a significant competitive advantage within the industry.

  Kitchen and bath dealers primarily service the remodeling market and provide design consultation services to the consumer. These dealers primarily sell custom and semi-custom products. The Company added 330 new kitchen and bath dealer selling locations in 1998 and believes that the addition of new dealers is important to future sales growth. It has been the Company's experience that new selling locations generally mature within a 9- to 18-month time period. The Company has focused particularly on adding dealers for its stock products in an effort to increase sales of stock cabinetry into the remodeling market which is less cyclical than the new construction market.

  The Company further markets its products through home centers such as Home Depot, Home Depot Expo, Sears' The Great Indoors, Menards and Eagle. The Company has selectively targeted certain national and regional chains to distribute its custom and semi-custom cabinetry and bath vanities. In 1998, the Company increased sales through its home center channel by 17.1% by adding 41 new home center locations to its distribution network. In 1998, sales in the home center distribution channel represented approximately 9% of the Company's total net sales.

  The Company also sells products through two independent distributors which accounted for approximately 10% of total sales in 1998.

  In early 1996, the Company also began targeting the manufactured housing market and generated $3.5 million in sales in fiscal 1998 from one manufacturer. The Company is uniquely positioned to serve the manufactured housing segment through its Goshen, Indiana stock cabinetry manufacturing facility, which geographically neighbors Elkhart, Indiana, the center of the U.S. manufactured housing industry.

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

  The Company maintains separate sales forces for products produced by Omega and HomeCrest consisting of 80 independent sales representatives, five Company-employed salespersons and 30 customer service professionals. The sales force assists the Company's dealers with training, promotions, cabinetry displays and other services. All orders are placed directly with the Company.

Sales and Marketing - Kitchen Craft

  Kitchen Craft sells it products in Canada and the United States principally through its network of 430 kitchen dealer locations and 14 company-owned retail stores. In 1998, dealer locations contributed 60% of sales, retail stores 37%, and one regional homecenter, Beaver Lumber, contributed 3%.

  Kitchen Craft generates approximately 54% of its sales from the Canadian market, which is supported by a broad distribution network including 180 dealers, 12 company-owned retail stores, and Beaver Lumber. The retail stores were created due to the lack of a strong distribution channel of independent kitchen and bath dealers in Canada. Management attributes this industry dynamic primarily to the prevalence of nearly exclusive manufacturer representation by dealers and the lack of population density in Canada. Kitchen Craft's company-owned stores function in essentially the same manner and provide substantially equivalent customer services as independent dealers.

  The United States generates approximately 46% of Kitchen Craft sales and is supported by 250 dealers and 2 company-owned stores located in Seattle and Austin. In 1992, the company aggressively expanded its United States distribution network and the company-owned stores were created to overcome initial difficulties in penetrating the independent dealer network.

  Kitchen Craft maintains a sales force consisting of 21 company-employed salespersons. The sales force assists the company's dealers with training, promotion, cabinetry displays and other services.

Employees

  As of January 2, 1999, the Company employed approximately 1,675 people of which 238 were salaried and 1,437 were hourly, none of whom are covered by a union or collective bargaining agreement. In addition, Kitchen Craft has approximately 1,050 workers, none of whom are covered by a union or a collective bargaining agreement.

Industry Overview

  The kitchen and bath cabinetry industry consists of three primary price points: custom, semi-custom and stock. Custom cabinetry is made-to-order and is offered in an unlimited choice of design and construction styles, wood species, configurations, finishes and colors. Semi-custom cabinetry is less expensive and is made-to-order from a more limited set of options than custom cabinetry. Stock cabinetry is the least expensive price point and offers the fewest number of styles, wood species and finishes, with choices generally limited to the standard guidelines established by the manufacturer. Kitchen cabinetry and bathroom vanities are generally distributed through four separate channels: kitchen and bath dealers, home centers, builders/contractors and independent distributors. Management estimates that there are over 10,000 kitchen and bath dealers in the United States.

   The United States kitchen and bath cabinetry industry is highly fragmented with over 4,700 manufacturers. However, management believes that the industry continues to consolidate, and that this trend toward industry consolidation will continue as larger competitors with broader product offerings and more extensive distribution networks will displace smaller, less-capable competitors.

Competition

  The cabinetry industry is mature, competitive, regional and fragmented, with approximately 4,700 manufacturers, many of which are small and compete primarily on a local or regional basis. There are relatively low capital requirements for cabinetry assembly, and therefore it is relatively easy for small competitors to enter the industry.

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

  Key competitive factors in the cabinetry industry include product quality, breadth of offering, customer service, speed of delivery, value and price. The cabinetry industry is subject to price competition, especially in the stock cabinetry price point of the market. The Company believes that it competes favorably with other manufacturers due to the breadth of its product offerings, its production capacity and its delivery and service. Some of the Company's competitors, however, are larger and have greater financial resources than the Company.

Intellectual Property

  Holdings, the Company's sole stockholder, owns the Omega, HomeCrest and Kitchen Craft trademarks. The Company believes that its trademarks are important to its business operations and that the expiration or loss of such trademarks could have a material adverse effect on the Company.

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

 Item 2.  Properties.

     The following are the Company's principal manufacturing facilities and properties:

Location              Owned/Leased          Products          Square Ft.
--------------------  ------------  ------------------------  ----------
Waterloo, Iowa (1)    Owned         Custom and semi-custom       366,323
                                    cabinetry and vanities

Goshen, Indiana       Owned         Stock cabinetry              476,607

Clinton, Tennessee    Owned         Finished frames and          200,757
 (2)                                flat panel doors

Winnipeg, Manitoba    Owned         Stock and semi-custom        300,000
                                    cabinetry

Winnipeg, Manitoba    Leased        Laminated countertops         30,000

(1) The square footage of the Waterloo property excludes an additional 50,000 sq. ft. facility expected to be completed in 1999 to expand rough mill operations.

(2) The Clinton property is a flexible facility currently utilized for the sub-assembly of cabinetry and vanities.

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

                                    Part II

 Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

  As of March 15, 1999, Omega had 10,000 authorized shares of common stock, par value $.01 per share, of which 1,000 were issued and outstanding and held by Holdings. There is no established public trading market for Omega common stock. Omega's ability to pay dividends is limited under the Indenture, as amended.

 Item 6. Selected Financial Data


  Set forth below is selected financial data of the Company and its predecessor. The Statement of Income and Balance Sheet Data of the Company for the periods from June 17, 1994 (the date of the acquisition by the Company of its predecessor) to January 2, 1999 have been derived from the Company's audited consolidated financial statements for those periods. The Statement of Income Sheet Data of the predecessor for the period from January 1, 1994 through June 16, 1994 have been derived from its audited financial statements for that period. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                           Predecessor (1)                              The Company (1)
                                           -------------    ------------------------------------------------------------------
                                             Period            Period
                                              from              from
                                           January 1,         June 17,                               Year Ended
                                            1994 to           1994 to      ---------------------------------------------------
                                            June 16,          December      December     December    December       January
                                             1994             31, 1994      30, 1995     28, 1996    27, 1997       2, 1999
                                           ----------       ------------   -----------   ---------   ---------    -----------
                                                              (in thousands, except ratios and statistical data)
Statement of Income Data
Net sales                                   $  24,917       $     33,893    $  97,958    $ 136,225   $ 155,899    $   169,220
Cost of goods sold                             17,564             22,485       72,690       97,287     112,557        121,767
                                            ---------       ------------    ---------    ---------   ---------    -----------
Gross profit                                    7,353             11,408       25,268       38,938      43,342         47,453

Selling, general and administrative
  expenses                                      5,235              3,708       10,964       15,309      22,171(4)      20,101
Amortization of goodwill                            -                519        1,163        1,332       1,398          1,440
                                            ---------       ------------    ---------    ---------   ---------    -----------
Operating income                                2,118              7,181       13,141       22,297      19,773(4)      25,912

Interest expense                                   22              4,123        9,701       10,441      16,313         15,074
                                            ---------       ------------    ---------    ---------   ---------    -----------
                                                2,096              3,058        3,440       11,856       3,460         10,838
Income tax expense                                 --              1,110        1,360        4,700       1,695          4,180
                                            ---------       ------------    ---------    ---------   ---------    -----------
Income before extraordinary item                2,096              1,948        2,080        7,156       1,765          6,658

Extraordinary loss on debt refinancing (5)         --                 --           --          --          947             --
                                            ---------       ------------    ---------    ---------   ---------    -----------
Net income                                  $   2,096(3)    $      1,948    $   2,080    $   7,156   $     818    $     6,658
                                            =========       ============    =========    =========   =========    ===========

Ratio of earnings to fixed charges (6)          14.3x               1.7x         1.3x         2.1x        1.2x           1.7x

Other Data
EBITDA (3), (7)                             $   2,643       $      7,993    $  15,500    $  25,527   $  28,710    $    29,703
EBITDA margin (3), (7)                           10.6%              23.6%        15.8%        18.7%       18.4%          17.6%

Gross margin                                     29.5%              33.7%        25.8%        28.6%       27.8%          28.0%
Capital expenditures                            1,727              2,565        3,045        1,421       3,041          3,932

Depreciation and amortization                     538                964        2,781        3,731       4,067          4,527
Net cash provided (used) by:
 Operating activities                           3,635              6,088        9,077       13,262         849         13,220
 Investing activities                          (1,727)           (58,598)     (33,175)      (2,181)     (6,673)        (3,932)
 Financing activities                          (2,134)            52,510       24,103      (11,083)      5,978         (8,795)
Ratio of EBITDA to interest expense                                 1.9x         1.6x         2.4x        1.8x           2.0x
Number of active selling locations                                 1,057        1,097        1,379       1,503          1,600
  (at end of year) (8)

Balance Sheet Data (at end of period)
Working capital (deficit)                                      $  (4,101)    $ (1,971)    $   (850)  $   1,951       $  5,225
Total assets                                                      69,434      102,206      103,577     117,346        114,208
Long-term debt, including current portion                         68,000       92,539       81,636     146,120        141,855
Stockholder's equity (deficit)                                    (7,084)      (4,354)       2,790     (43,152)       (40,309)

(1) The Company commenced operations on June 17, 1994, upon acquiring its predecessor, Omega Cabinets, Ltd. The Company has not paid or declared any cash dividends during the periods presented and is restricted in paying cash dividends under the terms of its borrowing agreements. Beginning in fiscal year 1995, the Company follows a 52/53 week fiscal year. Fiscal 1998 consisted of 53 weeks and all other periods since fiscal 1995 consisted of 52 weeks.
(2) In May 1995, the Company acquired the operating assets of HomeCrest Corporation in a transaction accounted for as a purchase.
(3) In the predecessor period from January 1, 1994 to June 16, 1994, net income, EBITDA and EBITDA margin were adversely affected due to special employee bonuses totaling $2,231 which were paid in connection with the sale of the predecessor. Excluding the effect of such bonuses, EBITDA and EBITDA margin would have been $4,874 and 19.6%, respectively.

(4) Selling, general and administrative expenses for the year ended December 27, 1997 includes non-cash expenses relating to stock option and warrant grants of $5,481 (before related income tax benefit of $1,972).
(5) As a result of the 1997 recapitalization and related refinancing, in June 1997 the Company wrote off existing unamortized deferred financing costs of $1,554, resulting in an extraordinary loss of $947 (net of a related income tax benefit of $607).
(6) For purposes of calculating the ratio, earnings consist of income or loss before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs, and 25% of the rent expense from operating leases which management believes is a reasonable approximation of the interest factor included in the rent.
(7) EBITDA margin represents EBITDA as a percentage of net sales. EBITDA represents income from operations before interest expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill and non-cash stock option and warrant expense. Non-cash expense of $57, $5,481, and $4 relating to stock option and warrant grants was incurred in fiscal years ended December 28, 1996, December 27, 1997 and January 2, 1999, respectively. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchase of property and equipment, (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.
(8) Active selling locations represent customer locations which have purchased over ten thousand dollars of product in the prior year.

  Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

  The following is management's discussion and analysis of the financial condition and results of operations of the Company for the fiscal years ended January 2, 1999, December 27, 1997 and December 28, 1996. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the sections entitled "Selected Financial Data" and the Consolidated Financial Statements of the Company and its predecessor and the notes thereto including elsewhere in this annual report on Form 10-K.

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

1997 Merger

  Concurrently with the OMC Merger, Mezzanine Lending Associates III, L.P. ("MLA III"), an affiliate of BCC, purchased stock of Holdings for approximately $61.9 million and loaned Holdings an additional $10.0 million represented by a junior subordinated note, and existing management shareholders and the Company's founder retained approximately 11.1% of common stock with a fair value of approximately $7.8 million in Holdings. In addition, the Company entered into an agreement with various banks including First Bank National Association as a bank lender and as agent for the bank lenders party thereto (the "New Bank Credit Facility"). The OMC Merger was accounted for as a recapitalization. As a result, the historical basis of the Company's assets and liabilities was not affected by the OMC Merger.

1999 Kitchen Craft Acquisition

  On January 29, 1999, the Company consummated the acquisition of Kitchen Craft for $53.4 million. Concurrently with the acquisition, (i) MLA III purchased stock of Holdings for approximately $13.3 million, (ii) the Company amended and restated its existing senior credit agreement to provide for an additional term loan of $25.0 million, (iii) the Company entered into the Canadian Senior Credit Agreement pursuant to which it borrowed (Cdn) $22.0 million under a term loan and approximately (Cdn) $2.0 million under a revolving loan and (iv) the existing Kitchen Craft management received shares of Class B Common Stock of Kitchen Craft with a fair value of approximately $4.0 million, which are exchangeable on a 1-for-1 basis into shares of common stock of Holdings. The transaction was accounted for as a purchase and accordingly the results of Kitchen Craft will be consolidated with the Company in fiscal 1999 effective from the acquisition date forward.

Results of Operations

Fiscal 1998 Compared to Fiscal 1997

     Net Sales for fiscal 1998 were $169.2 million compared to $155.9 million for 1997, an increase of 8.5%. Net sales of the Omega traditional lines (custom and semi-custom cabinetry and bath vanities) were $81.4 million in 1998 compared to $73.0 in fiscal 1997, an increase of 11.4%, with sales increases in all three lines. This increase in net sales reflects an increase in the number of dealer locations, further penetration in specialty home centers such as Home Depot Expo and Sears' The Great Indoors, and favorable customer reaction to upgraded Omega Bath and Custom offerings. Net sales of stock cabinetry were $87.8 million in fiscal 1998 compared to $82.9 million in fiscal 1997, a 6.0% increase, as a result of an increase in dealer locations and the introduction of 17 new product lines, which was partially offset by an unplanned sales decline at the largest customer (due to customer's system implementation issues).

     Gross Profit for fiscal 1998 was $47.5 million compared to $43.3 million in fiscal 1997, an increase of 9.5%. As a percentage of net sales, gross profit increased to 28.0% in fiscal 1998 from 27.8% in fiscal 1997 primarily as a result of a larger share of the sales coming from the Omega product lines which carries higher margins.

     Selling, General and Administrative Expenses for fiscal 1998 were $20.1 million, compared to $22.2 million in fiscal 1997, a decrease of 9.3%. Fiscal 1997 included non-cash stock option and warrant expense of $5.5 million. Fiscal 1998 included certain non-recurring acquisition and severance expenses of $1.1 million. Selling, general and administrative expenses without giving effect to these charges would have been $19.0 million in fiscal 1998 compared to $16.7 million in 1997, an increase of 13.7%. As a percentage of net sales, selling, general and administrative expenses, excluding the charges referred to above, increased to 11.2% in fiscal 1998 from 10.7% in fiscal 1997 primarily due to higher salary expenses to support sales growth initiatives and improve customer support and training; higher advertising costs for cooperative advertising participation; higher literature expense associated with new product introductions; and higher legal and accounting expenses incurred from increased external reporting requirements.

     Operating Income for fiscal 1998 was $25.9 million, or 15.3% of net sales, compared to $19.8 million, or 12.7% of net sales, for fiscal 1997, an increase of 31.1%. The increase in operating income in fiscal 1998 was primarily due to higher sales and favorable product mix in 1998 and non-cash stock option and warrant expenses in 1997 as discussed above. For fiscal 1998, operating income, without giving effect to non-recurring acquisition and severance costs referred to above, was $27.0 million, or 16.0% of net sales, compared to $25.2 million, or 16.1% of net sales for fiscal 1997 (as adjusted for non-cash stock option and warrant expense). The primary reason for this decrease in operating income as a percentage of net sales was higher selling, general and administrative expenses referred to above.

     Interest Expense for fiscal 1998 was $15.1 million compared to $16.3 million for fiscal 1997, a decrease of 7.6%, primarily due to bridge loan expenses incurred in fiscal 1997 associated with the recapitalization, partially offset by higher full year interest on increased borrowings from recapitalization.

     Income Taxes for fiscal 1998 were $4.2 million compared to $1.7 million for fiscal 1997. Fiscal 1998 reflected a normalized tax rate of 38.6% while fiscal 1997 reflected variations in the effective tax rate due to the recapitalization and related transactions.

     Net Income for fiscal 1998 was $6.7 million compared to $0.8 million in fiscal 1997 primarily due to non-cash stock option and warrant expense, the extraordinary loss on debt refinancing and amortization of bridge loan fees in fiscal 1997 as well as strong sales growth in fiscal 1998.

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

     Income Taxes for fiscal 1997 consisted of an expense of $1.7 million compared to $4.7 million for fiscal 1996. Variations in the effective tax rate in 1997 were due to the state tax effect of the relative mix of pretax income/loss of consolidated entities, which was impacted in 1997 for expenses in connection with the 1997 recapitalization and related transactions.

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

  Net cash provided by operating activities for fiscal 1998 was $13.2 million compared to $0.8 million for fiscal 1997, an increase of $12.4 million. The increase was primarily due to changes in operating assets and liabilities. Net income as adjusted for non-cash charges was $13.1 million for fiscal 1998 compared to $13.2 million for fiscal 1997. The cash increase from net changes in operating assets and liabilities was $0.1 million for fiscal 1998 compared to a decrease of $12.4 million for fiscal 1997, primarily due to 1997 changes in accruals related to the recapitalization and related transactions. The net change in 1998 was also impacted by lower receivables resulting from the timing of the 1998 fiscal year-end, and the amount and timing of income tax payments.

  The Company used cash for investing activities of $3.9 million in fiscal 1998 compared to $6.7 million in fiscal 1997. During 1997, additional contingent purchase price was paid for a prior acquisition of $3.3 million. In addition, capital expenditures for fiscal 1998 were $3.9 million compared to $3.0 million for fiscal 1997.

  Cash used in financing activities was $8.8 million for fiscal 1998 compared to cash provided by financing activities of $6.0 million for fiscal 1997. Fiscal 1997 reflected the debt and equity refinancing associated with the 1997 recapitalization and related transactions. Net debt activities for fiscal 1998 primarily included scheduled payments on the bank term loan of $3.2 million and a net reduction in the revolving loan of $2.1 million. In addition, in fiscal 1998 cash payments to the parent were made of $2.0 million for a post-closing adjustment related to the 1997 recapitalization, and $1.5 million for the redemption of certain parent stockholders.

  The Company's ability to make scheduled payments of principal of, or to pay the interest or premium, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under its bank loans, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under bank loans in an amount sufficient to enable the Company to service its indebtedness or make anticipated capital expenditures.

  As a result of the 1999 acquisition of Kitchen Craft, the Company's long-term debt structure has changed substantially. At January 29, 1999, the Company's long-term debt consisted of (i) the $100.0 million of Senior Subordinated Notes;
(ii) an Amended and Restated Senior Credit Facility, consisting of a $60.5 million term facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian Senior Credit Facility, consisting of a (Cdn) $22.0 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility"). As of March 23, 1999, the Company had additional borrowing availability of $16.0 million under the U.S. Revolving Facility and (Cdn) $10.5 million under the Canadian Revolving Facility. The U.S. Term Facility requires quarterly principal payments beginning in April 1999 at $1.0 million per quarter and increasing at each September anniversary. Subsequent payments will be approximately $1.4 million, $1.5 million, $1.9 million and $2.2 million per quarter during the four quarter periods beginning September 1999, 2000, 2001, and 2002, respectively, with $2.8 million payments due September and December of 2003 and approximately $6.3 million payments due each quarter in 2004. The Canadian Senior Term Facility requires quarterly payments beginning in April 1999 at approximately (Cdn) $0.4 million per quarter and increasing at each anniversary. Subsequent payments will be approximately (Cdn) $0.5 million,
(Cdn) $0.6 million, (Cdn) $0.8 million, (Cdn) $0.9 million and (Cdn) $2.3 million per quarter during 2000, 2001, 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.

Inflation

  The Company does not expect inflation to have a major impact on future operations. While the average annual price of lumber has fluctuated somewhat over the past several years, the Company has historically been able to pass the major portion of most lumber price increases on to the customer over time.

Computer Systems and Year 2000

  The Year 2000 issue, common to most companies, concerns the inability of information technology, ("IT") and non-information technology ("non-IT") systems to recognize and process date-sensitive information after 1999 due to the use of only the last two digits to refer to a year. This problem could affect both information systems (hardware and software) and other equipment that relies on microprocessors. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, schedule production, send invoices, or engage in similar normal business activities.

  The Company has completed an assessment of its IT systems, both hardware and software, and has developed a plan to timely address the Year 2000 issue. Systems that interact with customers and that focus on the core business functions of buying, manufacturing, selling and accounting have been given the highest priority. Systems and equipment, particularly production equipment that utilize embedded chips, that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that nearly 70% of the remediation efforts were completed as of January 2, 1999. Some of the Company's current systems are being upgraded and others are being replaced with Year 2000-compliant systems. System upgrades and replacements are being unit-tested as they are completed. All remediation efforts and testing of replacement systems are expected to be completed by September 1, 1999. The Company is monitoring the need to develop contingency plans to remediate information systems scheduled to be replaced in case delays in the installation schedule for the new systems make remediation of the older systems necessary. The Company currently believes that it will complete all phases of its plan without any material adverse consequences to its business, operation, or financial condition.

  The Company's assessment of its non-IT systems (including phone, voicemail, heating/air-conditioning, electricity and security systems) was completed and will be followed by any required renovations. The Company used internal resources to address the Year 2000 Issue of its non-IT systems and has not incurred significant separately identifiable costs and does not expect to incur significant additional costs in order to upgrade its non-IT systems. All validation and implementation of these non-IT systems is expected to be completed by mid-1999.

  The Company has spent approximately $1.2 million, to date, in the execution of its Year 2000 plan. Total costs to address Year 2000 issues are currently estimated not to exceed $2.0 million and consist primarily of costs for the remediation of internal systems, including internal programming time. Funds for these costs are expected to be provided by the operating cash flows of the Company.

  The Company is also in the process of monitoring the progress of significant third parties in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to product suppliers, large customers, financial institutions, third party benefit administrators, and utilities. The Company has requested confirmation from all material third parties as to when they will be Year 2000 compliant. The Company expects that this assessment will be completed by June 1, 1999. If the Company's customers and suppliers do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems, which may have a material adverse effect on the Company. The Company has obtained responses from approximately 50% of material third parties. To the extent such suppliers are not Year 2000 compliant by the end of 1999, such suppliers may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may experience delays in manufacturing product to send to its customers. The Company plans to address potential problems with its suppliers by identifying and arranging for alternative sources of supplies. Due to the nature of its product, the Company does not believe it has any exposure to contingencies related to the Year 2000 Issue for the products it has sold.

  The Company could be faced with severe consequences if Year 2000 issues are not identified and resolved in a timely manner by the Company and significant third parties. A worst-case scenario would result in the short-term inability to manufacture adequate amounts of product to support incoming customer orders resulting in lost revenues and customer loyalty. The amount would be dependent on the length and nature of the disruption, which cannot be predicted or estimated. In light of the possible consequences, the Company is devoting the resources needed to address Year 2000 issues in a timely manner. Management receives monthly (if not more often) updates as to project status. While management expects a successful resolution of these issues, there can be no guarantee that material third parties, on which the Company relies, will address all Year 2000 issues on a timely basis or that their failure to timely and successfully address all issues would not have an adverse effect on the Company.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

  The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of January 2, 1999, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by expected maturity dates (in thousands):

                                 Variable Rate (a)    Fixed Rate (b)

Maturing in:
        1999                          $10,250           $     --
        2000                            5,750                 --
        2001                            6,750                 --
        2002                            8,250                 --
        2003                           10,000                 --
        Thereafter                         --            100,000
                                      -------           --------
     Total                            $41,000           $100,000
                                      =======           ========

     Fair value at January 2, 1999    $41,000  $100,000

(a) Primarily at LIBOR plus 2.25%, except for $5,500 maturing in 1999 which is at a variety of defined floating rate options (8.23% weighted average at January 2, 1999).

(b)  All at 10.5%.

     The Company's interest expense is most sensitive to changes in the general level of U.S. and certain foreign (LIBOR) interest rates. In this regard, changes in such interest rates affect the interest paid on certain of its debt. To manage the impact of fluctuations in interest rates, the Company continually monitors and may select a variety of rate options on its variable-rate debt. In addition, the Company has maintained a majority of its debt borrowings as fixed-rate debt. Although it has not historically done so, the Company in the future may consider entering into interest rate swaps or similar transactions in order to fix certain interest costs on variable-rate debt.

  Item 8.  Financial Statements and Supplementary Data.

  The information required by this Item 8 is set forth on pages F-1 to F-19 of this annual report on Form 10-K and is incorporated herein by reference.

  Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

  None.

                                    Part III

 Item 10.  Directors and Executive Officers of the Registrant.

  The following table sets forth certain information regarding the Company's directors and executive officers, including their respective ages, as of March 1, 1999.

        Name           Age                          Position
---------------------  ---                          --------

Robert L. Moran         44  Director, Chief Executive Officer, President

John S. Horton          38  Senior Vice President, Treasurer, Chief Financial
                            Officer

Craig S. Rae            39  Vice President, Sales & Marketing

Earl M. Lytle           39  Vice President, Manufacturing

John A. Goebel, Jr.     55  President, HomeCrest

Michael Hagan           46  Vice President, Administration, HomeCrest

Thomas Schmidt          45  Vice President, Marketing, HomeCrest

Douglas J. Conley       42  Vice President, Manufacturing, HomeCrest

Robert J. Bertch        52  Director

Gilbert Butler          61  Director

Donald E. Cihak         50  Director

Costa Littas            42  Director

David Kim               32  Director

Herbert D. Buller       57  Director

  Robert L. Moran has served as Director, Chief Executive Officer and President of Omega since October 1998. Mr. Moran served as President of Omega since December 1997 and as Vice President, Operations of Omega from October 1995 to December 1997. In his current role, Mr. Moran has executive management responsibilities for Omega's business units, with particular focus on strategic planning, business development and acquisitions. From August 1992 to October 1995, Mr. Moran was employed at Newell Company, a mass merchandise retailer of consumer products, where he was the Vice President of Operations for the Home
Hardware Division.   From 1989 to 1992 he served as President of various
divisions at GWH Holdings, representing equipment and robotic companies.

  John S. Horton has served as Senior Vice President, Treasurer and Chief Financial Officer of Omega since November 1998. Mr. Horton has responsibility for all aspects of accounting, planning and analysis, SEC reporting, treasury and investor relations. From 1997 to 1998, Mr. Horton was a Vice President at Allied Signal Engines in various positions including Chief Financial Officer, Business Development, and Productivity. Prior to 1997, Mr. Horton spent 15 years at General Electric, most recently as Chief Financial Officer for several major business units including the Military and Small Commercial Engines business and the Gas Turbines business.

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

  Earl M. Lytle has served as Vice President, Manufacturing of Omega since July 1998. From June 1997 to June 1998, he served as a Manufacturing Division Manager. Mr. Lytle is responsible for all aspects of Omega Operations including manufacturing and engineering. From 1995 to 1997, Mr. Lytle was employed at Newell Company, a mass merchandise retailer of consumer products, where he was the Operations Manager for the Home Hardware Division. From 1989 to 1995, Mr. Lytle was employed at Conair, an auxiliary equipment manufacturer for the plastics industry, where he advanced from a design engineer to operations manager.

  John A. Goebel, Jr. has served as President of HomeCrest since 1995. Mr. Goebel has been with HomeCrest since 1986. He was plant manager at the Clinton facility from 1986 to 1990, and served as Vice President, Operations at HomeCrest from 1990 to 1995. Mr. Goebel also has certain strategic planning responsibilities at HomeCrest.

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

  Robert J. Bertch has been a director of Omega since its inception. Mr. Bertch founded the Company in 1977 and served as its President and Chief Executive Officer until Omega was sold to Code, Hennessy & Simmons in 1994. Since January 1998, Mr. Bertch has served as President of Phoenix Door Manufacturing.

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

  Donald E. Cihak became a director of the Company in June 1997. Mr. Cihak has served as Managing Director of BCC Industrial Services, Inc. ("ISI"), a management consulting company wholly owned by certain investment funds managed by BCC, since September 1993. From April 1990 to September 1993, Mr. Cihak was the Vice President/Finance and Administration for the Marine Group of Brunswick Corporation.

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

  David Kim became a director of the Company in February 1999. He has been with BCC since September 1994 and became a Principal in 1997. From 1992 to 1994, Mr. Kim attended Harvard Business School, where he received a Masters in Business Administration in June 1994.

  Herbert D. Buller became a director of the Company in February 1999 following the acquisition of Kitchen Craft. Mr. Buller, the founder of Kitchen Craft of Canada Ltd., previously served as the President and a director of Kitchen Craft of Canada Ltd. since 1971. Mr. Buller is currently a director and the Chief Executive Officer of Kitchen Craft.

  At present, all Directors are elected and serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. There are no family relationships between any of the Directors or executive officers of Holdings or the Company. Executive officers of Holdings and the Company are elected by and serve at the discretion of their respective boards of directors.

Compensation of Directors

  The Company pays no compensation to its independent directors, and pays no additional remuneration to its employees or to executives of the Company for serving as directors. There are no family relations among any of the directors or executive officers.

 Item 11.  Executive Compensation.

  The following table sets forth information concerning the compensation for the fiscal years ended January 2, 1999, December 27, 1997, and December 28, 1996 of Mr. Key, the former Chief Executive Officer of the Company, Mr. Moran, the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                 Annual Compensation                      Long Term Compensation
-------------------------------------------------------------------------------------------------------------------
                                                                           Other       Securities
                                                                          Annual       Underlying       All Other
Name and Principal Position            Salary           Bonus          Compensation      Options       Compensation
                               Year     ($)              ($)                ($)            (#)             ($)
-------------------------------------------------------------------------------------------------------------------
Henry P. Key (1)               1998  285,387(2)       103,125             --- (3)      115.73(4)       1,883,556(7)
  Former Chief Executive       1997  225,000          134,076             --- (3)       18.17(5)           4,575(8)
  Officer                      1996  191,644          150,000             --- (3)        2.00(5)           5,358(8)
-------------------------------------------------------------------------------------------------------------------
Robert L. Moran                1998  163,923           80,000             --- (3)       32.75(6)          30,905(10)
  President and Chief          1997  130,000           46,475             --- (3)        5.27(5)           3,750(9)
  Executive Officer            1996  120,000           47,000             --- (3)        0.34(5)             ---
-------------------------------------------------------------------------------------------------------------------
John A. Goebel, Jr.            1998  140,000           70,000             --- (3)       41.66(6)          23,234(11)
  President, HomeCrest         1997  130,000           48,750             --- (3)        4.32(5)           1,284(9)
                               1996  124,407           77,797             --- (3)        0.34(5)             930(9)
-------------------------------------------------------------------------------------------------------------------
Thomas J. Schmidt              1998  123,832           37,150             --- (3)       23.15(6)          17,307(12)
  Vice President,              1997  118,832           44,563             --- (3)        2.83(5)           1,172(9)
  Marketing, HomeCrest         1996  115,253           72,003             --- (3)        0.20(5)             183(9)
-------------------------------------------------------------------------------------------------------------------
Craig Rae                      1998  124,615           36,000             --- (3)        9.26(6)           1,800(9)
  Vice President, Sales        1997    6,923           10,000             ---             ---                ---
  and Marketing                1996      ---              ---             ---             ---                ---
-------------------------------------------------------------------------------------------------------------------
Michael Hagan                  1998  106,209           31,875             --- (3)       23.15(6)          16,947(13)
  Vice President,              1997  101,029           37,886             --- (3)        2.83(5)             997(9)
  Administration, HomeCrest    1996   97,990           61,242             --- (3)        0.20(5)             148(9)
-------------------------------------------------------------------------------------------------------------------

(1) Mr. Key resigned from the Company effective October 30, 1998. In connection with his resignation, the Company agreed to pay Mr. Key severance equal to 12 months base salary, payable in the form of continuation of salary in accordance with the Company's normal payroll practices and a bonus for fiscal 1998 equal to $103,125. In addition, the Company agreed to repurchase the shares of Common Stock and options to purchased shares of Common Stock of Holdings at a price per share equal to $1,362.68, less any applicable exercise price.
(2) Represents salary payable through October 14, 1998 as well as severance payments, in the form of salary continuation, from October 15, 1998 through January 2, 1999.
(3) The perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such Named
     Executive Officer.
(4) The options represent options to purchase shares of the Common Stock of Holdings following the Merger, at an exercise price per share of $1,000.00. All of such options were repurchased by the Company in connection with Mr. Key's resignation from the Company.
(5) The options represent options to purchase shares of common stock of Omega Holdings, Inc. prior to the Merger, at an exercise price per share of $12,963.51.
(6) The options represent options to purchase shares of the Common Stock of Holdings following the Merger, at an exercise price per share of $1,000.00.
(7) Represents $1,745,324 received from the repurchase of Mr. Key's equity in Holdings in connection with his resignation, $134,213 received as a result of the working capital adjustment in connection with the OMC Merger and Recapitalization, and $4,019 as amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.

(8) Mr. Key's additional compensation reflects a $2,000 annual premium on a life insurance policy maintained by the Company as well as amounts matched by the Company under a 401(k) Profit Sharing Plan.
(9) Additional compensation amounts refer to amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.
(10) Represents $25,987 received as a result of the working capital adjustment in connection with the OMC Merger and Recapitalization, and $4,918 as amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.
(11) Represents $19,997 received as a result of the working capital adjustment in connection with the OMC Merger and Recapitalization, and $3,237 as amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.
(12) Represents $14,063 received as a result of the working capital adjustment in connection with the OMC Merger and Recapitalization, and $3,244 as amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.
(13) Represents $14,063 received as a result of the working capital adjustment in connection with the OMC Merger and Recapitalization, and $2,834 as amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.

Option Grants

     The following table sets forth information concerning grants of options to purchase Common Stock of Holdings made to the Named Executive Officers during the fiscal year ended January 2, 1999.


                          OPTION GRANTS IN FISCAL 1998
-------------------------------------------------------------------------------






                                   Individual Grants
                                                Percent                                 Potential Realizable
                                               of Total                                   Value at Assumed
                             Number of          Options                                   Annual Rates of
                             Securities       Granted to         Exercise                   Stock Price
                             Underlying      Employees in        Price Per                  Appreciation
                              Options         Fiscal 1998          Share     Expiration   for Option Term (3)
Name                          Granted (#)(1)             (%)(2)     ($)         Date      5% ($)   10% ($)

Henry P. Key                     115.73               26.4           1,000    2/24/2008  72,782   184,444

Robert L. Moran                   32.75                7.5           1,000    2/24/2008  20,596    52,195

John A. Goebel, Jr.               41.66                9.5           1,000    2/24/2008  26,200    66,395

Thomas J. Schmidt                 23.15                5.3           1,000    2/24/2008  14,559    36,894

Craig Rae                          9.26                2.1           1,000    2/24/2008   5,824    14,758

Michael Hagan                     23.15                5.3           1,000    2/24/2008  14,559    36,895

-------------------------------------
(1) Represents shares of Common Stock of Holdings following the Merger.
(2) Percentages are based upon the total number of options to purchase shares of Common Stock of Holdings granted to employees in fiscal 1998.
(3) There is currently no market for the Common Stock of Holdings. For purposes of the calculations in this table, the fair market value of the Common Stock was determined by the Board of Directors based upon arms length sales of shares of Common Stock of Holdings. There have been no arms length sales of the Common Stock of Holdings since February 26, 1999. In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of Holdings' Common Stock, the optionholder's continued employment through the option period, and the date on which the options are exercised.

Option Exercises and Fiscal Year-End Values

     The following table sets forth information with respect to options awarded under the Holdings Stock Option Plan, including the number and aggregate value of unexercised options outstanding on January 2, 1999.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1998
                       AND FISCAL YEAR-END OPTIONS VALUES
-------------------------------------------------------------------------------

                                                                Number of Securities             Value of Unexercised
                                                               Underlying Unexercised           In-The-Money Options At
                       Shares Acquired                       Options At Fiscal Year-End             Fiscal Year-End
                         On Exercise     Value Realized      (Exercisable/Unexercisable)      (Exercisable/Unexercisable)
Name                         (#)             ($)(2)                     (#)(3)                          ($)(2)(3)
Henry P. Key                --- (1)          --- (1)                      ---                              ---

Robert L. Moran             ---              ---                        32.75/0                         12,179/0

John A. Goebel, Jr.         ---              ---                        41.66/0                         15,492/0

Thomas J. Schmidt           ---              ---                        23.15/0                          8,609/0

Craig Rae                   ---              ---                         9.26/0                          3,444/0

Michael Hagan               ---              ---                        23.15/0                          8,609/0

-------------------------------------
(1) In connection with Mr. Key's resignation from the Company effective October 30, 1998, the Company agreed to repurchase all of Mr. Key's options to purchase shares of Common Stock of Holdings at a price per share equal to $1,362.68. The gross proceeds to Mr. Key from the sale of options to purchase 115.73 shares of Common Stock of Holdings, representing all of the options to purchase shares of Common Stock of Holdings owned by Mr. Key, was $41,973.

(2) Value is based on the difference between the option exercise price and the fair market value at January 2, 1999. The fair market value of the Common Stock of Holdings ($1,371.87 per share) was determined by the Board of Directors based upon arms length sales of shares of Common Stock of Holdings. There have been no arms length sales of the Common Stock of Holdings since February 26, 1999.
(3) Represents options to purchase shares of Common Stock of Holdings at an exercise price of $1,000 per share.


Employment Contracts, Termination of Employment and Change of Control
Arrangements

  Mr. Moran is currently employed with the Company pursuant to an agreement dated September 11, 1995, as amended on June 13, 1997. Under this agreement, Mr. Moran receives an annual salary of $120,000, subject to annual increases, and is eligible for a bonus of up to 30% of base salary. Mr. Moran is entitled to receive twelve months' continued salary and benefits if he is terminated for reasons other than cause. Following Mr. Moran's promotion to President and Chief Executive Officer of Omega, the Company agreed to increase his salary to $190,000 and his bonus to 50%.

  Mr. Horton is currently employed as Senior Vice President, Treasurer, and Chief Financial Officer, Omega pursuant to an agreement dated October 15, 1998. Under this agreement, Mr. Horton is entitled to receive a base salary, subject to annual increases, and a bonus in accordance with the Company's Executive Bonus Plan for senior management ("Bonus Plan"). Mr. Horton is also entitled to receive restricted stock equivalent to a value of $50,000. In addition, Mr. Horton is eligible to purchase shares of stock in Holdings which may be purchased with the proceeds of a bank loan for up to 50% of the purchase price. Mr. Horton is also eligible to receive stock options to be granted over a five-year period.

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

  Mr. Rae is currently employed as Vice President, Sales & Marketing, Omega pursuant to an agreement dated October 22, 1997. Under this agreement, Mr. Rae is entitled to receive a base salary, subject to annual increases, and a bonus in accordance with the Company's Bonus Plan. Mr. Rae is also entitled to receive six months' continued salary and benefits if he is terminated from the Company without cause. In addition, Mr. Rae is eligible to participate in the equity ownership of Holdings in an amount up to $100,000 and to receive additional fully-diluted option shares under the management stock option program.

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

  The Named Executive Officers of the Company participate in the Bonus Plan whereby they are eligible to receive a base bonus potential of 30-50% of base salary, with the Chief Executive Officer having a base bonus potential of 50% of salary. Payout is on a sliding scale based on operating profit performance against budget starting at 85% of budget. There is an opportunity to earn up to 125% of the base potential based on achieving 105% of planned operating income performance.

  Mr. Key resigned from Holdings and the Company effective October 30, 1998. Pursuant to a Severance Agreement dated October 30, 1998, and in consideration for the termination of Mr. Key's employment agreement with the Company, the Company agreed to pay Mr. Key 12 months continued salary at his then current base rate and a bonus equal to $103,125 for fiscal 1998. The Company also agreed to pay Mr. Key $62,855 contingent upon the Company meeting specified financial targets for fiscal 1998. In addition, the Company agreed to repurchase all of Mr. Key's equity of Holdings at a purchase price equal to approximately $1,745,324, which amount is equal $1,362.68 per share, less applicable exercise prices. Pursuant to the Severance Agreement, Mr. Key agreed to release all present and future claims against the Company and its affiliates, including past and present officers, directors and stockholders of the Company.

Compensation Committee Interlocks and Insider Participation

  The Company does not have a compensation committee. Instead, compensation decisions for fiscal 1998 regarding the Company's executive officers were made by the Board of Directors. Mr. Key, an executive officer of the Company prior to his resignation, served on the Board of Directors prior to his resignation. Mr. Moran, an executive officer of the Company, has served on the Board of Directors since November 4, 1998. The compensation for Mr. Key and Mr. Moran for the year ended January 2, 1999 was established pursuant to the terms of their respective employment agreements.

 Item 12.  Security Ownership of Certain Beneficial Owners and Management.

  All of Omega's issued and outstanding capital stock is owned by Holdings. As of March 1, 1999, the outstanding capital stock of Holdings consisted of 79,946.8 shares of Common Stock, $.01 par value per share.

  The following table sets forth certain information as of March 1, 1999 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings, and (ii) the equity securities of Holdings by each Director of Holdings and the Company, each Named Executive Officer and all of Holdings' and the Company's directors and executive officers as a group. To the knowledge of Holdings, each such stockholder has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended.

                                                   Shares Beneficially Owned
                                                   -------------------------
                                                         Common Stock
                                                   -------------------------
                                                      Number     Percentage
                Name and Address                    of Shares     of Class
-------------------------------------------------  -----------  ------------
Principal Stockholder:
Mezzanine Lending
  Associates III, L.P. (1).......................     74,345.9          86.5
 c/o Butler Capital Corporation
767 Fifth Avenue, 6th Floor
New York, New York 10153

Directors and Executive Officers:

Gilbert Butler(2)................................     74,345.9          86.5

Costa Littas(2)..................................     74,345.9          86.5

Donald E. Cihak..................................          ---           ---

David Kim........................................          ---           ---

Robert J. Bertch.................................      3,500.0           4.1

Robert L. Moran(3)...............................        822.8           1.0

John A. Goebel, Jr.(4)...........................        768.6           1.0

Thomas J. Schmidt(5).............................        315.9             *

Craig Rae(6).....................................        209.3             *

Earl M. Lytle (7)................................         59.6             *

Michael Hagan(8).................................        315.9             *

John S. Horton(9)................................        600.0           1.0

Douglas J. Conley(10)............................        315.9             *

Herbert D. Buller(11)............................        960.3           1.1

All Directors and executive officers as a group
 (14 persons)(12)................................      7,868.3           9.2

-------------------------------
*    Represents less than one percent.
(1) Includes warrants to purchase 2,806.3 shares of Common Stock held by ISI, a corporation wholly-owned by certain investment funds managed by BCC, including MLA III. Does not include shares owned by other stockholders that are subject to the Stockholders Agreement. See "Certain Relationships and Related Transactions -- Stockholders Agreement."

(2) The shares of Common Stock included in the table represent shares held by MLA III and ISI. Messrs. Butler and Littas are Managing General Partner and General Partner, respectively, of Mezzanine Lending Management III, L.P. ("MLM III"), the general partner of MLA III, and, accordingly, may be deemed to beneficially own shares beneficially owned by MLA III. Each such person disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The address of each such person is c/o Butler Capital Corporation, 767 Fifth Avenue, 6th Floor, New York, New York 10153.
(3) The shares of Common Stock included in the table include 340.0 shares that are held in the Rabbi Trust, see "Certain Relationships and Related Transactions -- Deferred Compensation Plan and Rabbi Trust", 32.8 shares that can be acquired upon the exercise of outstanding options, and 450.0 shares subject to a Stock Pledge Agreement between Mr. Moran and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."
(4) The shares of Common Stock included in the table include 323.4 shares that are held in the Rabbi Trust, see "Certain Relationships and Related Transactions -- Deferred Compensation Plan and Rabbi Trust", 41.7 shares that can be acquired upon the exercise of outstanding options and 200.0 shares subject to Stock Pledge Agreement between Mr. Goebel and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."
(5) The shares of Common Stock included in the table include 195.4 shares that are held in the Rabbi Trust, see "Certain Relationships and Related Transactions -- Deferred Compensation Plan and Rabbi Trust", and 23.2 shares that can be acquired upon the exercise of outstanding options.
(6) The shares of Common Stock included in the table include 9.3 shares that can be acquired upon the exercise of outstanding options and 100.0 shares subject to a Stock Pledge Agreement between Mr. Rae and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."
(7) The shares of Common Stock included in the table include 9.6 shares that can be acquired upon the exercise of outstanding options.
(8) The shares of Common Stock included in the table include 195.0 shares that are held in the Rabbi Trust, see "Certain Relationships and Related Transactions -- Deferred Compensation Plan and Rabbi Trust", and 23.2 shares that can be acquired upon the exercise of outstanding options.
(9) The shares of Common Stock included in the table include 39.5 shares that are subject to vesting and 521.0 shares subject to a Stock Pledge Agreement between Mr. Horton and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."
(10) The shares of Common Stock included in the table include 195.0 shares that are held in the Rabbi Trust, see "Certain Relationships and Related Transactions -- Deferred Compensation Plan and Rabbi Trust", and 23.2 shares that can be acquired upon the exercise of outstanding options.
(11) The shares of Common Stock included in the table represent 960.3 shares of Class B Common Stock of Kitchen Craft held by HEB2 Holdings Ltd., which are exchangeable into an equal number of shares of Holdings Common Stock in accordance with the terms thereof. The shares of Class B Common Stock of Kitchen Craft are exchangeable at any time upon the request of the holder into shares of Holdings Common Stock and are required to be exchanged by the holder upon the request of the Company in connection with any merger, sale, disposition or other significant transaction affecting Holdings or Kitchen Craft, upon the termination of such holder's employment with the Company and its subsidiaries, or, at any time after January 29, 2006. Mr. Buller disclaims beneficial disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(12) Excludes shares deemed to be beneficially owned by Messrs. Butler and Littas.

 Item 13.  Certain Relationships and Related Transactions.

OMC Merger and Related Agreements

  The OMC Merger occurred on June 13, 1997. Concurrently with the OMC Merger, an aggregate consideration of $201.6 million was paid, subject to adjustment based on the working capital of Holdings at the closing date. The merger agreement contains customary representations, warranties, covenants and indemnification provisions. In connection with the OMC Merger, pursuant to a Merger Financing Agreement (the "Financing Agreement") with MLA III, MLA III purchased 61,865 shares of Common Stock of Holdings for $61.9 million and Holdings issued an 11% junior subordinated note to MLA III (the "Junior Subordinated Note"). The Junior Subordinated Note was repaid in July 1997 with proceeds from an offering by the Company under Rule 144A of the Securities Act of 1933, as amended (the "Act") for $100 million in aggregate principal amount of 10 1/2% senior subordinated notes. Under the Financing Agreement, the Company has agreed to indemnify and pay certain expenses of BCC and its affiliates and their advisors and consultants under certain circumstances.

Stockholders Agreement

  In connection with the Merger, MLA III, ISI, management, the American National Bank and Trust Company of Chicago, as trustee of the Rabbi Trust, each participant in the Rabbi Trust, and all of the other stockholders and optionholders of Holdings entered into a stockholders agreement (the "Stockholders Agreement"), that, among other things, provides for tag-along rights, drag-along rights, registration rights, restrictions on the transfer of shares held by parties to the Stockholders Agreement and certain preemptive rights for certain stockholders including management. The Stockholders Agreement also provides that the parties thereto will vote their shares in the same manner as MLA III and ISI in connection with certain transactions and that MLA III and ISI will be entitled to fix the number of directors of Holdings. Pursuant to the Stockholders Agreement, MLA III and ISI will be entitled to designate all of the directors except for one, which will be the chief executive officer.

Management Agreement

  In connection with the OMC Merger, the Company and Holdings entered into a management agreement ("Management Agreement") with ISI, a management consulting company wholly owned by investment funds managed by BCC. The Management Agreement was supplemented by Supplement No. 1 thereto. Pursuant to the Management Agreement, as supplemented, the Company and Holdings agree to pay ISI $425,000 per year plus certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses incurred by ISI in connection with providing services to the Company, and to indemnify ISI under certain circumstances. In addition, ISI received warrants to purchase an aggregate of 2,391.4 shares of Common Stock of Holdings at an exercise price of $1,000 per share and 414.9 shares of Common Stock of Holdings at an exercise price of $1,371.87 per share. The warrants expire in 2007 and 2009, respectively.

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

  As contemplated by the Plan and pursuant to the Rabbi Trust Agreement dated as of June 13, 1997 between Holdings and American National Bank and Trust Company of Chicago, as trustee, Holdings established the Rabbi Trust to hold approximately 3,224.5 shares of Holdings Common Stock to satisfy Holdings' obligations as provided in the Plan. In 1998, certain shares of Holdings were redeemed under terms of the Rabbi Trust Agreement and the Plan. Currently 1,674.5 shares of Holdings Common Stock are held in the Plan. The Rabbi Trust maintains separate accounts for each Plan Participant, which accounts are intended to reflect the obligation of the Company to distribute cash and shares of Holdings stock to each Plan Participant. The Rabbi Trust may, at the direction of the Company, make such distributions to satisfy the obligations of the Company under the Plan. The Plan does not provide for elective deferrals by Plan Participants.

Management Equity Arrangements

  Holdings adopted a stock option plan for the benefit of employees of Holdings and its subsidiaries in June 1997 (the "Stock Option Plan"). Pursuant to the Stock Option Plan, 7,812.0 shares of Holdings Common Stock have been reserved for issuance pursuant to the plan. The Stock Option Plan is administered by the Board of Directors of Holdings, which has discretionary authority to grant options and determine the terms and conditions of each award. No awards may be granted under the Stock Option Plan after the completion of ten years from its adoption, but awards previously granted may extend beyond that date.

  In addition, pursuant to the Stockholders Agreement, certain management stockholders have the right to cause Holdings to repurchase Holdings Common Stock held by such management stockholders upon their death or disability. In addition, Mr. Goebel has entered into a put agreement with Holdings dated as of June 13, 1997, whereby Mr. Goebel has the right, in addition to his rights under the Stockholders Agreement, to cause Holdings to repurchase Holdings Common Stock held by him in the event of normal retirement from Holdings.

Sale of Land to the Company

  Pursuant to the Offer and Acceptance Contract dated September 15, 1998, the Company purchased Lots Nos. 1 and 2 and a portion of Lot No. 3 in the Airline-Burton Industrial Park, Waterloo, Iowa from Robert J. Bertch, a director of the Company, and Mary H. Bertch. The Company paid a purchase price of $70,535.20 and took possession of the property on October 1, 1998. In connection with the sale, the Company agreed to compensate the tenant for any loss to the crops caused by the Company.

Certain Loans to Executive Officers

  In connection with the purchase of shares of Common Stock of Holdings, Holdings accepted as payment from certain executive officers purchasing such shares a note bearing interest at the Applicable Federal Rate. Mr. Moran, Mr. Goebel, Mr. Rae and Mr. Horton received loans of approximately $617,343, $274,375, $137,187 and $681,019, respectively, in connection with the purchase of 450.0, 200.0, 100.0 and 521.0 shares, respectively, of Common Stock of Holdings. The Company has agreed to permit such executive officers to repay their respective loan obligations with proceeds received from the sale or other disposition of the Common Stock purchased therewith. Repayment of each of the loans is secured by a pledge of the Common Stock purchased by such executive officer.


                                    Part IV

 Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

  See Index to Financial Statements appearing at page F-1.

(a)(2)  Financial Statement Schedules

  The following Financial Statement Schedule is included at page F-19:

  Schedule II - Valuation and Qualifying Accounts.

  Information required by other schedules called for under Regulation S-X is either not applicable or is included in the consolidated financial statements or notes thereto.

(a)(3)  Exhibits

2.1 Master Transaction Agreement dated as of January 29, 1999 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
3.1   Certificate of Incorporation, as amended, of the Registrant*
3.2   By-laws of the Registrant*
4.1   Indenture dated as of July 24, 1997*
4.2 First Supplemental Indenture dated January 28, 1999 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
4.3 Second Supplemental Indenture dated January 29, 1999 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
10.1 First Amended and Restated Credit Agreement dated as of January 29 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
10.2  Panther Security Agreement dated as of January 29, 1999.
10.3  Omega Security Agreement dated as of January 29, 1999.
10.4  Omega Pledge Agreement dated as of January 29, 1999.
10.5  Collateral Assignment of Trademarks dated as of June 13, 1997.*
10.6  Management Agreement dated June 13, 1997*
10.7  Financing Agreement dated June 13, 1997*
10.8  Deferred Compensation Plan dated June 13, 1997*
10.9  Rabbi Trust Agreement dated June 13, 1997*
10.10 Key Employment Agreement dated September 16, 1997*
10.11 Key Severance Agreement dated October 30, 1998.
10.12 Moran Employment Agreement dated September 11, 1995, as amended June 13, 1997*
10.13 Moran Severance Agreement dated April 24, 1997*
10.14 [Reserved]
10.15 [Reserved]
10.16 Goebel Employment Agreement dated April 10, 1995, as amended June 13,
      1997*
10.17 Goebel Severance Agreement dated April 24, 1997*
10.18 Hagan Employment Agreement dated April 10, 1995*
10.19 Hagan Severance Agreement dated April 24, 1997*
10.20 Schmidt Employment Agreement dated April 10, 1995*
10.21 Schmidt Severance Agreement dated April 24, 1997*
10.22 Deferred Non-Qualified Compensation Agreement dated June 28, 1997*
10.23 Company Bonus Plan*
10.24 Stockholders Agreement dated June 13, 1997*
10.25 Omega Holdings, Inc. Stock Option Plan*
10.26 Key Put Agreement dated June 13, 1997*
10.27 Goebel Put Agreement dated June 13, 1997*

10.28 Bulrad Illinois Security Agreement dated as of January 29, 1999.
10.29 Omega Kitchen Craft Holdings Pledge Agreement dated as of January 29,
      1999.
10.30 Omega Kitchen Craft U.S. Corp. Pledge Agreement dated as of January 29, 1999.
10.31 Bulrad Illinois Guaranty dated as of January 29, 1999.
10.32 Credit Agreement dated as of January 29, 1999 (incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
10.33 3578275 Canada General Security Agreement dated as of January 29, 1999.
10.34 Omega Guarantee dated as of January 29, 1999.
10.35 Kitchen Craft Guarantee dated as of January 29, 1999.
10.36 Kitchen Craft Security Agreement dated as of January 29, 1999.
10.37 Supplement No. 1 to the Management Agreement dated January 29, 1999.
10.38 H. Buller Employment Agreement dated January 29, 1999.
10.39 M. Buller Employment Agreement dated January 29, 1999.
10.40 J. Horton Employment Agreement dated October 15, 1998.
10.41 C. Rae Employment Agreement dated October 22, 1997.
10.42 Offer and Acceptance Contract dated September 15, 1998 for sale of land to Company.
12.1  Statement regarding computation of ratio of earnings to fixed charges.
21.1  Subsidiaries of the Registrant.
27.1  Financial Data Schedules.
______________

* Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-37135, filed October 3, 1997.

(b)  Reports on Form 8-K.

     On November 12, 1998, Omega announced the election of Robert Moran as President, Chief Executive Officer and a director of each of Holdings and the Company, and the resignation of Henry P. Key as President, Chief Executive Officer and a director of each of Holdings and the Company and from all offices and positions held with each subsidiary of Holdings, including the Company.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

          No annual report has been sent to security holders covering the registrant's last fiscal year and no proxy materials have been sent to more than 10 of the registrant's security holders during the registrant's last fiscal year.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         OMEGA CABINETS, LTD.



                                         By: /s/ Robert L. Moran
                                             ---------------------------------
                                             Name: Robert L. Moran
                                             Title: Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Robert L. Moran
----------------------    Director, Chief Executive   March 29, 1999
Robert L. Moran           Officer, President
                          (principal executive
                          officer)


/s/ John S. Horton
----------------------    Senior Vice President,      March 30, 1999
John S. Horton            Treasurer, Chief Financial
                          Officer (Principal
                          Financial and Accounting
                          Officer)


/s/ Robert J. Bertch
----------------------    Director                    March 30, 1999
Robert J. Bertch


/s/ Gilbert Butler
----------------------    Director                    March 31, 1999
Gilbert Butler


/s/ Donald E. Cihak
----------------------    Director                    March 31, 1999
Donald E. Cihak


/s/ Costa Littas
----------------------    Director                    March 31, 1999
Costa Littas

/s/ David Kim
----------------------   Director                    March 30, 1999
David Kim


/s/ Herbert D. Bulller
----------------------   Director                    March 31, 1999
Herbert D. Buller

                         INDEX TO FINANCIAL STATEMENTS






                                                                  Page
                                                                  ----

Consolidated Financial Statements of Omega Cabinets, Ltd.
 Report of Independent Auditors.................................   F-2
 Consolidated Balance Sheets as of January 2, 1999 and
December 27, 1997...............................................   F-3
 Consolidated Statements of Income for the years ended
  January 2, 1999, December 27, 1997 and December 28, 1996......   F-5
 Consolidated Statements of Stockholder's Equity (Deficit) for
  the years ended January 2, 1999, December 27, 1997
  and December 28, 1996.........................................   F-6
 Consolidated Statements of Cash Flows for the years ended
  January 2, 1999, December 27, 1997 and December 28, 1996......   F-7
 Notes to Consolidated Financial Statements.....................   F-9

Schedule II  Valuation and Qualifying Accounts..................   F-19

                         Report of Independent Auditors



The Board of Directors
Omega Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Omega Cabinets, Ltd. (a wholly-owned subsidiary of Omega Holdings, Inc.) as of January 2, 1999 and December 27, 1997, and the related consolidated statements of income, stockholder's equity (deficit), and cash flows for each of the three years in the period ended January 2, 1999. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Cabinets, Ltd. at January 2, 1999 and December 27, 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 2, 1999, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


Des Moines, Iowa
February 19, 1999

                              Omega Cabinets, Ltd.

                          Consolidated Balance Sheets



                                                            January 2         December 27
                                                              1999               1997
                                                      -------------------------------------
Assets (Notes 4 and 10)
Current assets:
 Cash                                                       $    650,703       $    157,520
 Income tax receivable                                           284,228          1,839,854
 Accounts receivable, less allowance for doubtful
  accounts of $1,489,000 in 1998 and $1,804,000
  in 1997                                                     13,788,890         15,097,575
 Inventories (Note 3)                                         11,764,729         11,496,588
 Prepaid expenses and other                                      588,566            438,064
 Deferred income taxes (Note 6)                                  765,000          1,025,000
                                                            -------------------------------
Total current assets                                          27,842,116         30,054,601

Property, plant, and equipment, at cost:
 Land and improvements                                         1,217,517            931,330
 Buildings                                                    15,309,166         14,972,641
 Machinery and equipment                                      17,973,534         16,100,580
 Construction in progress                                      1,939,368            546,212
                                                            -------------------------------
                                                              36,439,585         32,550,763
 Less accumulated depreciation                                (7,602,297)        (5,298,501)
                                                            -------------------------------
                                                              28,837,288         27,252,262

Deferred financing costs, less accumulated
 amortization of $1,090,766 in 1998 and $350,281
 in 1997                                                       5,360,388          5,853,666
Goodwill, less accumulated amortization of $5,852,007
 in 1998 and $4,412,326 in 1997                               51,418,582         52,858,262
Deferred income taxes (Note 6)                                                      475,000
Other assets                                                     749,389            852,507
                                                            -------------------------------
Total assets                                                $114,207,763       $117,346,298
                                                            ===============================

                                                           January 2        December 27
                                                              1999              1997
                                                      -----------------------------------
Liabilities and stockholder's equity (deficit)
Current liabilities:
 Accounts payable                                          $  3,790,367      $  6,802,096
 Accrued expenses                                             7,721,071         7,501,504
 Current portion of long-term debt (Note 4)                  11,105,324        13,800,000
                                                      -----------------------------------
Total current liabilities                                    22,616,762        28,103,600

Deferred income taxes (Note 6)                                1,150,000                 -

Long-term debt, less current portion (Notes 4 and 10)       130,750,000       132,320,000

Other liabilities                                                     -            75,103

Commitments (Note 5)

Stockholder's equity (deficit) (Notes 2, 4, 8, 9 and
 10):
 Common stock, $.01 par value; 10,000 shares
  authorized; 1,000 shares issued and outstanding                    10                10
 Additional paid-in capital                                  61,072,025        62,835,425
 Predecessor basis adjustment                               (11,031,662)      (11,031,662)
 Retained earnings (deficit)                                (90,349,372)      (94,956,178)
                                                      -----------------------------------
Total stockholder's equity (deficit)                        (40,308,999)      (43,152,405)





                                                      -----------------------------------
Total liabilities and stockholder's equity (deficit)       $114,207,763      $117,346,298
                                                      ===================================



See accompanying notes.

                              Omega Cabinets, Ltd.

                       Consolidated Statements of Income



                                                              Year ended
                                        -----------------------------------------------------
                                             January 2        December 27       December 28
                                                1999              1997             1996
                                        -----------------------------------------------------

Net sales                                     $169,220,139      $155,898,769     $136,225,643
Cost of goods sold                             121,766,772       112,556,300       97,287,215
                                        -----------------------------------------------------
Gross profit                                    47,453,367        43,342,469       38,938,428

Selling, general and administrative
 expenses (Note 8)                              20,101,333        22,171,340       15,309,281
Amortization of goodwill                         1,439,681         1,398,479        1,331,941
                                        -----------------------------------------------------
Operating income                                25,912,353        19,772,650       22,297,206

Interest expense                                15,074,327        16,311,997       10,441,182
                                        -----------------------------------------------------
Income before income taxes and
 extraordinary item                             10,838,026         3,460,653       11,856,024


Income tax expense (Note 6)                      4,180,000         1,695,000        4,700,000
                                        -----------------------------------------------------
Income before extraordinary item                 6,658,026         1,765,653        7,156,024

Extraordinary loss on debt refinancing,
 net of income tax benefit of $607,000
 (Note 2)                                                -           947,443                -
                                        -----------------------------------------------------
Net income and comprehensive income           $  6,658,026      $    818,210     $  7,156,024
                                        =====================================================



See accompanying notes.

                              Omega Cabinets, Ltd.

           Consolidated Statements of Stockholder's Equity (Deficit)



                                                    Additional     Predecessor Basis  Retained Earnings
                                    Common Stock  Paid-In Capital     Adjustment          (Deficit)              Total
                                  ------------------------------------------------------------------------------------------

Balance at January 1, 1996                 $ 10      $ 2,649,915       $(11,031,662)      $   4,027,533        $  (4,354,204)
 Common stock issued for stock
  options exercised at
  parent-level credited to the
  Company                                     -            3,879                  -                   -                3,879
 Redemption of common stock at
  parent-level charged to the
  Company                                     -          (15,631)                 -                   -              (15,631)
 Net income for 1996                          -                -                  -           7,156,024            7,156,024
                                  ------------------------------------------------------------------------------------------
Balance at December 28, 1996                 10        2,638,163        (11,031,662)         11,183,557            2,790,068
 Capital contribution by parent
  (Note 2)                                   10       62,248,425                  -                   -           62,248,435
 Dividend to parent to redeem
  common stock and options at
  parent-level
 (Note 2)                                   (10)      (2,638,163)                 -        (106,957,945)        (109,596,118)
 Noncash capital contribution
  (Note 5)                                    -          587,000                  -                   -              587,000
 Net income for 1997                          -                -                  -             818,210              818,210
                                  ------------------------------------------------------------------------------------------
Balance at December 27, 1997                 10       62,835,425        (11,031,662)        (94,956,178)         (43,152,405)
 Common stock issued at
  parent-level credited to the
  Company                                     -          118,627                  -                   -              118,627
 Dividend to parent to pay
  additional redemption cost
  related to 1997
  recapitalization (Note 2)                   -                -                  -          (2,051,220)          (2,051,220)
 Redemption of common stock and
  options at parent-level charged
  to the Company (Note 9)                     -       (2,350,561)                 -                   -           (2,350,561)
 Income tax benefit related to
  redemption of stock (Note 9)                -          465,000                  -                   -              465,000
 Stock option expense (Note 8)                -            3,534                  -                   -                3,534
 Net income for 1998                          -                -                  -           6,658,026            6,658,026
                                  ------------------------------------------------------------------------------------------
Balance at January 2, 1999                 $ 10      $61,072,025       $(11,031,662)      $ (90,349,372)       $ (40,308,999)
                                  ==========================================================================================



See accompanying notes.

                              Omega Cabinets, Ltd.

                     Consolidated Statements of Cash Flows



                                                                                      Year ended
                                                             ---------------------------------------------------------
                                                                   January 2          December 27        December 28
                                                                      1999               1997                1996
                                                             ---------------------------------------------------------
Operating activities
Net income                                                         $  6,658,026      $     818,210        $  7,156,024
Adjustments to reconcile net income to net cash provided
 by operating activities:
 Depreciation                                                         2,347,027          2,057,688           1,840,936
 Amortization                                                         2,180,165          2,009,640           1,889,739
 Noncash stock option and warrant expense                                 3,534          5,481,000              57,268
 Deferred income taxes                                                1,885,000          1,295,000           1,330,000
 Deferred financing costs written off                                         -          1,554,443                   -
 Changes in operating assets and liabilities:
  Income tax receivable                                               1,555,626         (1,839,854)                  -
  Accounts receivable                                                 1,308,685         (4,331,489)         (2,210,239)
  Inventories                                                          (268,141)        (2,200,709)           (808,820)
  Prepaid expenses and other                                           (150,502)          (106,037)            (98,722)
  Other assets                                                          103,118             (5,069)           (135,286)
  Accounts payable                                                   (3,011,729)         1,885,006             825,101
  Accrued expenses                                                      684,567         (5,783,422)          3,407,066
  Other liabilities                                                     (75,103)            14,900               9,267
                                                             ---------------------------------------------------------
Net cash provided by operating activities                            13,220,273            849,307          13,262,334

Investing activities
Purchases of property, plant, and equipment                          (3,932,053)        (3,041,213)         (1,420,951)
Additions to goodwill                                                         -         (3,632,046)           (759,894)
                                                             ---------------------------------------------------------
Net cash used in investing activities                                (3,932,053)        (6,673,259)         (2,180,845)

Financing activities
Proceeds from long-term debt                                         15,290,000        247,839,506           1,000,000
Payments for deferred financing costs                                  (247,207)        (6,207,229)           (168,165)
Payments of long-term debt                                          (20,410,000)      (186,355,651)        (11,903,022)
Capital contribution by parent                                          118,627         62,248,435               3,879
Payments to parent to redeem common stock and options
 at parent-level                                                     (3,546,457)      (111,547,386)            (15,631)
                                                             ---------------------------------------------------------
Net cash provided by (used in) financing activities                  (8,795,037)         5,977,675         (11,082,939)
                                                             ---------------------------------------------------------
Net increase (decrease) in cash                                         493,183            153,723              (1,450)

Cash at beginning of year                                               157,520              3,797               5,247
                                                             ---------------------------------------------------------
Cash at end of year                                                $    650,703      $     157,520        $      3,797
                                                             =========================================================

                              Omega Cabinets, Ltd.

                                                                                    Year ended
                                                             ------------------------------------------------------
                                                                     January 2       December 27       December 28
                                                                       1999             1997              1996
                                                             ------------------------------------------------------
Supplemental disclosures
Interest paid in cash                                               $14,349,607       $22,096,013        $8,533,032
Income taxes paid in cash, net of refunds received                  $   274,374       $ 2,400,275        $2,809,445
Noncash financing activities:
 Note issued for redemption of parent stock and options             $   855,324       $ 3,000,000                 -
 Noncash capital contribution from parent                                     -       $   587,000                 -
Noncash investing activity  accrued goodwill addition for
 additional purchase price payment                                            -                 -        $  831,046




See accompanying notes.

                              Omega Cabinets, Ltd.

                   Notes to Consolidated Financial Statements

                      For the years ended January 2, 1999,
                    December 27, 1997 and December 28, 1996



1. Accounting Policies

Description of Business and Basis of Presentation

Omega Cabinets, Ltd. (the "Company") manufactures cabinetry for the home, including primarily kitchen and bath cabinets, for sale to independent dealers, home centers and lumber yards throughout the United States. The Company operates in one business segment for financial reporting purposes.

The Company is a wholly-owned subsidiary of Omega Holdings, Inc. ("Holdings"). Holdings has no operations and its sole asset is its investment in the common stock of the Company. Holdings' acquisition cost of acquiring the Company, including a predecessor basis adjustment, have been "pushed down" and reflected in the accounts of the Company.

Fiscal Year

The Company follows a 52/53 week fiscal year. Fiscal 1998 consisted of 53 weeks and 1997 and 1996 each consisted of 52 weeks.

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

Deferred Financing Costs and Goodwill

Deferred financing costs are amortized over the term of the related loans ranging primarily from 6 to 10 years. Goodwill, representing the excess of purchase price over the underlying net assets of businesses acquired, is amortized on the straight-line method over 40 years. The carrying value of goodwill is reviewed continually to determine whether any impairment has occurred. This review takes into consideration the recoverability of the unamortized amounts based on the estimated undiscounted cash flows of the related business. To the extent that the estimated undiscounted future cash flows were less than the carrying value of the related goodwill, an impairment loss could be measured based upon various methods, including undiscounted cash flows, discounted cash flows and fair value. Based upon undiscounted cash flows, no impairment of goodwill was determined to exist and, accordingly, no measurement was required.

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

                              Omega Cabinets, Ltd.

1. Accounting Policies (continued)

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $1,913,000 in 1998, $1,739,000 in 1997 and $1,677,000 in 1996.

Fair Value of Financial Instruments

Financial instruments include accounts receivable, accounts payable, and long-term debt. Management believes the fair value of accounts receivable and accounts payable approximate their carrying value in the balance sheet as of each balance sheet date. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, and arms-length trades for debt securities which are traded. The fair value of long-term debt, other than the senior subordinated notes indicated below, is estimated to approximate the carrying amount as of each balance sheet date. The estimated fair value of the senior subordinated notes was $100 million and $105 million at January 2, 1999 and December 27, 1997, respectively.

Emerging Accounting Issues

The Company is not aware of any accounting standards which have been issued and which will require the Company to change current accounting policies or adopt new policies, the effect of which would be material to the consolidated financial statements.


2. 1997 Merger and Refinancing

Pursuant to an Agreement and Plan of Merger (the "OMC Merger") among Holdings, the stockholders of Holdings, and Omega Merger Corp. ("OMC"), on June 13, 1997 OMC merged into Holdings, with Holdings as the surviving entity. Concurrent with the Merger, certain investors affiliated with Butler Capital Corporation ("BCC") invested approximately $61.9 million in the voting equity stock of Holdings. This investment plus proceeds from new management investors resulted in total new equity capital to Holdings of approximately $62.2 million, which in turn was contributed by Holdings into the Company. These amounts plus the proceeds from $100 million in bridge loans and $48.3 million borrowed under a senior credit facility were used to repay debt of approximately $89.3 million (representing all of the Company's outstanding long-term debt at that date), to repurchase the majority of Holding's voting equity stock outstanding prior to the OMC Merger at an aggregate cost of approximately $112.6 million, and to pay transaction fees and expenses. The $100 million bridge loans were subsequently repaid with proceeds from senior subordinated notes (see Note 4). The cost to repurchase stock, which included $109.6 million cash and a $3.0 million note, was subject to certain defined post-closing adjustments which had not been finalized as of December 27, 1997. As a result of the OMC Merger and related transactions described above, BCC owned 88.4% of Holdings subsequent to the OMC Merger.

                              Omega Cabinets, Ltd.

2. 1997 Merger and Refinancing (continued)

The OMC Merger was accounted for as a recapitalization and, accordingly, did not impact the historical basis of the Company's assets or liabilities. All OMC Merger and recapitalization transactions of Holdings have been pushed down and reflected in the accounts of the Company. The Company paid an aggregate of $114.5 million to Holdings in 1997, representing the parent's cost to redeem common stock and stock options and to pay merger expenses. The Company recorded the $114.5 million as a charge to deferred compensation for $4.9 million to redeem stock options, and the balance representing a dividend to parent of $109.6 million was charged to stockholder's equity.

As a result of the OMC Merger and related debt refinancing, the Company wrote off existing unamortized deferred financing costs of $1,554,443, resulting in an extraordinary loss in 1997 of $947,443 (net of related income tax benefit of $607,000).

The post-closing adjustments to the repurchase price were finalized in 1998, resulting in additional redemption cost of $2,051,220 which was charged to stockholder's equity as a dividend to parent.


3. Inventories

Inventories consist of the following:

                                                           January 2       December 27
                                                             1999             1997
                                                      ----------------------------------

 Raw materials                                              $ 4,541,976      $ 4,933,935
 Work-in-process                                              4,837,431        3,910,231
 Finished goods                                               2,385,322        2,652,422
                                                      ----------------------------------
                                                            $11,764,729      $11,496,588
                                                      ==================================

                              Omega Cabinets, Ltd.

4. Long-Term Debt

Long-term debt consists of the following:

                                                                           January 2        December 27
                                                                              1999              1997
                                                                      ------------------------------------
 Senior bank revolving loan, due December 2002, interest at defined
  rate options (8.23% weighted average at January 2, 1999)                  $  5,500,000      $  7,550,000
 Senior bank term loan, payable in increasing quarterly installments through December 2003, interest at LIBOR plus 2.25% (7.5% at
  January 2, 1999)                                                            35,500,000        35,570,000
 Senior subordinated notes, due June 2007, interest at 10.5%                 100,000,000       100,000,000
 Note payable for stock redemption (Note 9), interest at prime plus
  2.0% (9.75% at January 2, 1999), repaid in full in January 1999.               855,324                 -
 Note to selling stockholders (Note 2), due March 1998,
  interest at 8%.                                                                      -         3,000,000
                                                                      ------------------------------------
                                                                             141,855,324       146,120,000

 Less amounts due within one year                                             11,105,324        13,800,000
                                                                      ------------------------------------
 Long-term debt, excluding current portion                                  $130,750,000      $132,320,000
                                                                      ====================================

The Company has a senior bank credit facility consisting of a term loan facility with an initial amount of $40 million and a revolving loan facility of up to $20 million. Interest on the term and revolving facilities is currently payable and is determined at the Company's option of either a defined base rate plus a margin ranging from .25% to 1.50% or a defined LIBOR plus a margin ranging from 1.25% to 2.50%. The applicable margin percentage is determined based upon the Company's cash flow leverage ratio. Borrowings under the bank facility are guaranteed by Holdings and secured by all of the stock and assets of the Company.

The senior bank term loan is payable in graduated quarterly installments increasing from $1,000,000 in 1999 to $2,750,000 in 2003. The revolving loan matures in December 2002 and has no scheduled interim payments. The Company projects that the January 2, 1999 revolving loan balance will be repaid during fiscal 1999 based on available cash flow and, accordingly, such amount is classified as current portion of long-term debt. The Company is required to pay a commitment fee of 0.5% per annum on the unused amount of the revolving loan. Additional loan payments are also due each year based on 75% of the Company's defined excess cash flow, if any. These mandatory prepayments will be applied first to repay the term loan and then to the permanent reduction of the revolving

                              Omega Cabinets, Ltd.

4. Long-Term Debt (continued)

loan. In addition, the Company is required to make prepayments on the term and revolving loans under certain other circumstances, including certain sales of assets or issuance of debt or equity securities. The agreement contains various restrictive covenants including a restriction on payment of dividends and requirements to meet certain financial covenants.

Interest on the senior subordinated notes is payable semiannually. The notes mature June 2007 and have no scheduled interim payments. The senior subordinated notes are subordinated in right and payment to the senior bank loans, and are generally not redeemable at the Company's option prior to June 2002, except in certain circumstances. Beginning in June 2002, the notes may be redeemed at the Company's option at 105.25% of principal, declining 1.75% annually to 100% in June 2005. The related indenture agreement contains various restrictive covenants, including a restriction on payment of dividends.

The senior subordinated notes are fully and unconditionally guaranteed by Panther, the Company's wholly-owned subsidiary. Separate financial statements or summarized financial information for Panther have not been presented since its operations are inconsequential and its accounts and transactions represent less than 1% of each of the consolidated total assets, liabilities, equity, net sales, operating income, and net income of the Company. Management believes that the separate financial statements and summarized financial information of Panther are not material to investors.

As of January 2, 1999, aggregate future maturities of long-term debt are as follows:

     1999                               $ 11,105,324
     2000                                  5,750,000
     2001                                  6,750,000
     2002                                  8,250,000
     2003                                 10,000,000
 Thereafter                              100,000,000
                                        ------------
                                        $141,855,324
                                        ============

                              Omega Cabinets, Ltd.

5. Commitments

The Company leases transportation equipment, facilities and equipment under noncancelable operating leases with lease terms of 3 to 8 years. The Company expects that generally leases will be renewed under renewal options or the leased assets will be replaced in the normal course of business. Total rental expense under operating leases was approximately $1,539,000 in 1998, $1,611,000 in 1997 and $1,686,000 in 1996.

Minimum future rental commitments applicable to operating leases at January 2, 1999 are as follows:

   1999                                $  901,000
   2000                                   699,000
   2001                                   406,000
   2002                                   230,000
   2003                                   165,000
                                       ----------
                                       $2,401,000
                                       ==========

In June 1997, the Company entered into a management agreement with an affiliate of the majority stockholder of Holdings. The agreement requires the Company to pay $325,000 per year for management services provided, plus certain fees and expenses. Expense under the management agreement was $325,000 in 1998 and $176,000 in 1997. In addition, in 1997 Holdings issued a fully-exercisable warrant (for the purchase of Holdings' common stock) to the management company in connection with the management agreement. Holdings recorded a charge for the fair value of the warrant as of the issuance date, and the related expense and additional paid-in capital of $587,000 was "pushed-down" and reflected in the 1997 financial statements of the Company. Prior to June 1997, the Company incurred management fees to an affiliate of the former majority stockholder of Holdings, resulting in expense of approximately $147,000 in 1997 and $350,000 in 1996.

The Company is jointly and severally liable, under a stockholders agreement of Holdings, for Holdings' obligation to repurchase its common shares and fully vested stock options held by management stockholders solely in the event of the death or disability of such stockholders. The management stockholders include 23 individuals representing a total of approximately 4% of Holdings' fully-diluted common shares. The aggregate repurchase amount of all stock subject to the repurchase was approximately $3.6 million at January 2, 1999.

                              Omega Cabinets, Ltd.

6. Income Taxes

Components of income tax expense, including amounts relating to the extraordinary loss in 1997, are as follows:

                                               1998              1997               1996
                                       -------------------------------------------------------

 Currently payable (benefit)                   $1,830,000        $ (207,000)        $3,370,000
 Deferred expense                               1,885,000         1,295,000          1,330,000
 Charge equivalent to reduction of
  currently payable amount resulting
  from income tax benefit credited to
  equity                                          465,000                -                   -
                                       -------------------------------------------------------
                                               $4,180,000        $1,088,000         $4,700,000
                                       =======================================================

A reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                               1998               1997              1996
                                       -------------------------------------------------------
 Amount based on federal statutory rate        $3,685,000         $  648,000        $4,031,000
 State income taxes, net of federal
  benefit                                         506,000            437,000           615,000
 Other                                            (11,000)             3,000            54,000
                                       -------------------------------------------------------
 Income tax expense                            $4,180,000         $1,088,000        $4,700,000
                                       =======================================================

Components of the net deferred tax assets and liability are as follows:

                                        January 2, 1999                    December 27, 1997
                              --------------------------------    ---------------------------------
                                   Current        Noncurrent           Current         Noncurrent
                              --------------------------------    ---------------------------------

 Deferred tax assets:
  Goodwill                      $            -     $   430,000      $            -      $ 1,425,000
  Accruals and reserves                710,000               -             920,000                -
  Stock options and warrants                 -         230,000                   -          510,000
  Other                                 55,000               -             105,000                -
                              --------------------------------    ---------------------------------
                                       765,000         660,000           1,025,000        1,935,000
 Deferred tax liability:
  Depreciation                               -      (1,810,000)                  -       (1,460,000)
                              --------------------------------    ---------------------------------
 Net deferred tax asset
  (liability)                         $765,000     $(1,150,000)         $1,025,000      $   475,000
                              ================================    =================================

                              Omega Cabinets, Ltd.

7. Employee Benefit Plans

The Company has profit-sharing and 401(k) plans covering substantially all full-time employees. Under certain plans, the Company makes a matching contribution equal to 50% of the participant's contribution, up to specified maximum amounts. In addition, the Company may elect to contribute an additional amount to the plan at the discretion of the Company's Board of Directors. Expense related to the plans was $561,000 in 1998, $372,000 in 1997 and $233,000 in 1996.


8. Stock Option Plan

Holdings has an incentive stock option plan pursuant to which key employees may be granted options to purchase shares of its Class A common stock. Options are granted at the discretion of the board of directors. Holdings accounts for stock options in accordance with Accounting Principles Board Opinion No. 25. Compensation expense relating to Holdings' stock option plan which has been pushed down and reflected in the financial statements of the Company was approximately $3,500 in 1998, $4,894,000 in 1997 and $57,000 in 1996.

Under FASB Statement No. 123 (FAS 123), certain pro forma information is required as if Holdings had accounted for options under the alternative fair value method of FAS 123. Holdings used a Black-Scholes model to determine the per share fair value of the options at the grant date. The following assumptions were used in the valuation:

Risk-free interest rate:
 1998                                                              5.62%
 1997                                                              5.71
 1996                                                              5.63
Expected dividend yield                                            None
Expected volatility                                                .001
Expected life of options                                           5 years

For purposes of pro forma disclosures, the estimated fair value of the options at the grant date is amortized to expense over the vesting period of the options. Pro forma option compensation expense is not indicative of what annual pro forma expense may be in the future. Pro forma net income of the Company, assuming the alternative FAS 123 method were used, would be approximately $6,581,000 in 1998, $629,000 in 1997 and $7,151,000 in 1996.

                              Omega Cabinets, Ltd.

9. Stock Redemption

In 1998, Holdings redeemed certain common stock shares and options of departing management stockholders for aggregate cash consideration of $1,495,237 and a subordinated note for $855,324. The Company paid the redemption cost to Holdings and has charged the amount to additional paid-in capital. A related income tax benefit of $465,000 resulting from the stock redemption was credited to stockholder's equity.


10. Subsequent Event

On January 29, 1999, the Company acquired all of the outstanding stock of Kitchen Craft of Canada, Ltd. ("Kitchen Craft"), a leading Canadian manufacturer of kitchen and bathroom cabinetry. The purchase price of approximately $61 million, including transaction expenses, was financed through additional senior bank debt of approximately $44 million and equity of approximately $17 million.

                              Omega Cabinets, Ltd.

                 Schedule II  Valuation and Qualifying Accounts




                                           Balance at     Charged to
                                          Beginning of     Costs and         Other                             Balance at
              Description                     Year         Expenses        Additions         Deductions       End of Year
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 2, 1999
 Allowance for doubtful accounts             $1,804,000       $ 23,000       $-                $338,000 (1)      $1,489,000

YEAR ENDED DECEMBER 27, 1997
 Allowance for doubtful accounts              1,628,000        362,000        -                 186,000 (1)       1,804,000

YEAR ENDED DECEMBER 28, 1996
 Allowance for doubtful accounts              1,534,000        357,000        -                 263,000 (1)       1,628,000



(1) Uncollectible accounts written off, net of recoveries.