Form 10-Q
period 1999-04-03
OMEGA CABINETS LTD
filed 1999-05-18
CIK 1043958

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark One)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended:   April 3, 1999
                               -----------------------------------------------
                                       OR

         [  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from:______________________ to ______________________

        Commission file number:   333-37135
                               ----------------------------------------


                             Omega Cabinets, Ltd.
--------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                 Delaware                                  42-1423186
-----------------------------------------             ---------------------
           (State or other jurisdiction              (I.R.S. Employer
           incorporation or organization             Identification Number)




                   1205 Peters Drive, Waterloo, Iowa  50703
--------------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (319) 235-5700
--------------------------------------------------------------------------------
              (Registrants telephone number, including area code)


                                Not Applicable.
 -------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The following financial statements are presented herein:

Condensed Consolidated Balance Sheets as of April 3, 1999
 and January 2, 1999

Condensed Consolidated Statements of Income for the three months ended April 3, 1999 and March 28, 1998

Condensed Consolidated Statements of Cash Flows for the three months ended April 3, 1999 and March 28, 1998

Notes to Condensed Consolidated Financial Statements

                             Omega Cabinets, Ltd.
                     Condensed Consolidated Balance Sheets


                                                           April 3       January 2
                                                            1999           1999
                                                         (Unaudited)      (Note)
                                                        -------------  -------------
Assets
Current assets:
  Cash                                                  $  3,079,983   $    650,703
  Accounts receivable                                     26,345,943     13,788,890
  Inventories (Note 2)                                    16,699,717     11,764,729
  Other current assets                                     1,745,450      1,637,794
                                                        ------------   ------------
Total current assets                                      47,871,048     27,842,116

Property, plant and equipment                             47,410,266     36,439,585
Less accumulated depreciation                              8,348,250      7,602,297
                                                        ------------   ------------
                                                          39,062,016     28,837,288

Deferred financing costs, net                              7,846,914      5,360,388
Goodwill, net                                             94,773,957     51,418,582
Other assets                                                 931,649        749,389
                                                        ------------   ------------
Total assets                                            $190,485,584   $114,207,763
                                                        ============   ============

Liabilities and stockholder's equity (deficit)
Current liabilities:
  Accounts payable and accrued expenses                 $ 23,851,781   $ 11,511,438
  Current portion of long-term debt                       16,125,828     11,105,324
                                                        ------------   ------------
Total current liabilities                                 39,977,609     22,616,762

Deferred income taxes                                      1,560,000      1,150,000

Long-term debt, less current portion                     166,591,045    130,750,000

Other non-current liabilities                              1,539,072             --

Stockholder's equity (deficit):
  Common stock, $.01 par value; 10,000 shares
  authorized; 1,000 shares issued and outstanding                 10             10
  Additional paid-in capital                              79,245,125     61,072,025
  Predecessor basis adjustment                           (11,031,662)   (11,031,662)
  Foreign currency translation adjustment                   (268,981)            --
  Retained earnings (deficit)                            (87,126,634)   (90,349,372)
                                                        ------------   ------------
Total stockholder's equity (deficit)                     (19,182,142)   (40,308,999)
                                                        ------------   ------------
Total liabilities and stockholder's equity (deficit)    $190,485,584   $114,207,763
                                                        ============   ============

Note: The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             Omega Cabinets, Ltd.
            Condensed Consolidated Statements of Income (Unaudited)

                                              Three months ended
                                          April 3           March 28
                                            1999              1998
                                       -------------      ------------

Net sales                                $60,448,521       $38,990,442
Cost of goods sold                        43,152,806        29,047,020
                                         -----------       -----------
Gross profit                              17,295,715         9,943,422

Selling, general and administrative
  expenses                                 7,199,588         4,846,986
Amortization of goodwill                     541,752           359,920
                                         -----------       -----------
Operating income                           9,554,375         4,736,516

Interest expense                           4,294,406         3,793,247
                                         -----------       -----------
Income before income taxes                 5,259,969           943,269

Income tax expense                         2,037,234           360,000
                                         -----------       -----------
Net income                               $ 3,222,735       $   583,269
                                         ===========       ===========

See accompanying notes.

                             Omega Cabinets, Ltd.
          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                           Three months ended
                                                         April  3       March 28
                                                           1999           1998
                                                       -------------  ------------

Operating activities
Net income                                             $  3,222,735   $   583,269
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                           1,532,635     1,108,142
  Deferred income taxes                                     410,000       310,000
  Changes in operating assets and liabilities:
    Accounts receivable                                  (5,869,263)      509,836
    Inventories                                            (642,406)     (407,067)
    Other assets                                            230,455       324,339
    Accounts payable, accrued expenses and other
      liabilities                                         3,521,511     1,626,827
                                                       ------------   -----------
Net cash provided by operating activities                 2,405,667     4,055,346

Investing activities
Purchases of property, plant and equipment               (1,957,275)     (834,220)
Payments for acquisition of business                    (54,208,188)           --
                                                       ------------   -----------
Net cash used in investing activities                   (56,165,463)     (834,220)

Financing activities
Payments for deferred financing costs                    (2,725,979)     (181,044)
Payments of long-term debt                               (2,292,448)   (1,225,000)
Proceeds from long-term debt                             43,062,048            --
Capital contributions by parent                          18,173,100       100,000
Payment to parent to redeem common stock and
  options at parent level                                        --    (2,000,000)
                                                       ------------   -----------
Net cash provided by (used in) financing activities      56,217,081    (3,306,044)


Effect of foreign exchange rate changes on cash             (28,050)           --
                                                       ------------   -----------
Net increase (decrease) in cash                           2,429,235       (84,918)

Cash at beginning of period                                 650,703       157,520
                                                       ------------   -----------
Cash at end of period                                  $  3,079,938   $    72,602
                                                       ============   ===========

See accompanying notes.

                             Omega Cabinets, Ltd.
                        Notes to Condensed Consolidated
                       Financial Statements (Unaudited)

                                 April 3, 1999

1.   Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 3, 1999 are not necessarily indicative of the results that may be expected for the full 1999 fiscal year. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended January 2, 1999.


2.    Inventories


Inventories consist of the following:

                     April 3      January 2
                       1999          1999
                   ------------  ------------

Raw materials       $ 6,794,770   $ 4,541,976
Work-in-process       6,261,872     4,837,431
Finished goods        3,643,075     2,385,322
                    -----------   -----------
                    $16,699,717   $11,764,729
                    ===========   ===========

3.   Acquisition

     On January 29, 1999, the Company acquired Kitchen Craft of Canada, Ltd. ("Kitchen Craft") for a purchase price of approximately $54 million. The transaction was accounted for as a purchase. The accounts and transactions of Kitchen Craft are included in the accompanying condensed consolidated financial statements from the date of acquisition. As more fully described in the Form 10-K, the acquisition was financed by additional equity and long-term debt, primarily senior bank term loans payable over approximately six years. Pro forma results for the fiscal 1999 and 1998 first quarters, assuming the acquisition had occurred at the beginning of the periods, are as follows (in thousands):


               1999     1998
              -------  -------

Net sales     $65,962  $54,168
Net income      3,606      738

4.   Comprehensive Income

Comprehensive income was $2,953,754 and $583,269 for the three months ended April 3, 1999 and March 28, 1998, respectively.

5.   Guarantor and Non-guarantor Subsidiaries

The Company's senior subordinated notes in aggregate principal amount of $100 million are fully and unconditionally guaranteed by Panther Transport, Inc. ("Panther"), the Company's only wholly-owned subsidiary prior to 1999. Separate financial statements or summarized financial information for Panther have not been presented since its operations are inconsequential and its accounts and transactions represent less than 1% of each of the consolidated total assets, liabilities, equity, net sales, operating income, and net income of the Company. Management believes that the separate financial statements and summarized financial information of Panther are not material to investors.

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)

5.   Guarantor and Non-guarantor Subsidiaries (continued)

Beginning in 1999 as a result of the Kitchen Craft acquisition, the Company also has two wholly-owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft business. Set forth below are consolidating condensed financial statements as of and for the three months ended April 3, 1999, which separately reflect the combined non-guarantor subsidiaries (amounts in thousands):

                                             The     Non-guarantor
                                          Company*   Subsidiaries  Eliminations   Consolidated
                                          ---------  ------------  -------------  -------------

                              Condensed Consolidating Balance Sheet
Current assets:
 Cash                                     $    622        $ 2,458      $      -       $  3,080
 Accounts receivable                        19,092          7,254             -         26,346
 Inventories                                12,580          4,120             -         16,700
 Other                                       1,248            497             -          1,745
                                          --------        -------      --------       --------
Total current assets                        33,542         14,329             -         47,871
Property, plant and equipment, net          29,827          9,235             -         39,062
Goodwill, net                               51,524         43,250             -         94,774
Other noncurrent assets                     48,330            542       (40,093)         8,779
                                          --------        -------      --------       --------
Total assets                              $163,223        $67,356      $(40,093)      $190,486
                                          ========        =======      ========       ========
Current liabilities:
 Accounts payable and accrued expenses    $ 18,091        $ 7,283      $ (1,522)      $ 23,852
 Current portion of long-term debt          10,625          5,501             -         16,126
                                          --------        -------      --------       --------
Total current liabilities                   28,716         12,784        (1,522)        39,978
Long-term debt, less current portion       153,083         38,508       (25,000)       166,591
Other noncurrent liabilities                 1,560          1,539             -          3,099
Total stockholder's equity (deficit)       (20,136)        14,525       (13,571)       (19,182)
                                          --------        -------      --------       --------
Total liabilities and stockholder's
equity (deficit)                          $163,223        $67,356      $(40,093)      $190,486
                                          ========        =======      ========       ========


*  Includes Panther which is inconsequential as described above.

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)

5.  Guarantor and Non-guarantor Subsidiaries (continued)



                                                  The                   Non-guarantor
                                                Company   Subsidiaries  Eliminations   Consolidated
                                                --------  ------------  -------------  ------------
                  Condensed Consolidating Statement of Income


Net sales                                        $46,853       $13,596       $     -       $60,449
Cost of goods sold                                34,187         8,966             -        43,153
                                                 -------       -------       -------       -------
Gross profit                                      12,666         4,630             -        17,296
Selling, general and administrative expenses       5,783         1,959             -         7,742
Interest expense                                   3,657           637             -         4,294
                                                 -------       -------       -------       -------
Income before income taxes                         3,226         2,034             -         5,260
Income tax expense                                 1,224           813             -         2,037
                                                 -------       -------       -------       -------
Net income                                       $ 2,002       $ 1,221       $     -       $ 3,223
                                                 =======       =======       =======       =======

                Condensed Consolidating Statement of Cash Flows

Operating activities:
  Net cash provided by (used in) operating
     activities                                  $ 4,291       $(1,886)      $     -       $ 2,405

Investing activities:
  Purchases of property, plant and equipment      (1,617)         (340)            -        (1,957)
  Payments for acquisition of business              (467)      (53,741)                    (54,208)
                                                 -------       -------       -------       -------
Net cash used in investing activities             (2,084)      (54,081)            -       (56,165)

Financing activities:
  Proceeds from long-term debt                    24,146        18,916             -        43,062
  Capital contributions                           18,173        13,571       (13,571)       18,173
  Intercompany funding                           (40,093)       26,522        13,371             -
  Payments of long-term debt                      (2,292)            -             -        (2,292)
  Payments for deferred financing costs           (2,170          (556)            -        (2,726)
                                                 -------       -------       -------       -------

Net cash provided by (used in) financing
  activities                                      (2,236)       58,453             -        56,217
Effect of foreign exchange                             -           (28)            -           (28)
                                                 -------       -------       -------       -------
Net increase (decrease) in cash                      (29)        2,458             -         2,429

Cash at beginning of period                          651             -             -           651
                                                 -------       -------       -------       -------
Cash at end of period                            $   622       $ 2,458       $     -       $ 3,080
                                                 =======       =======       =======       =======


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended April 3, 1999 and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the year ending January 2, 1999.

1999 Kitchen Craft Acquisition

     On January 29, 1999, the Company consummated the acquisition of Kitchen Craft of Canada, Ltd. ("Kitchen Craft") as further described in the Notes to Condensed Consolidated Financial Statements. The acquisition was accounted for as a purchase, with Kitchen Craft consolidated with the Company effective from the acquisition date forward. Accordingly, the Company's results of operations for the fiscal 1999 first quarter reflect two months of results of Kitchen Craft.

Results of Operations

Net Sales for the three months ended April 3, 1999 ("first quarter 1999") were $60.4 million compared to $39.0 million for the comparable period in 1998 ("first quarter 1998"), an increase of 55.0%. The increase in net sales in the first quarter 1999 was primarily attributable to the acquisition of Kitchen Craft, strong consumer spending on remodeling projects, and high new housing starts. First quarter 1999 net sales included $13.6 million for Kitchen Craft (two months), with none included in first quarter 1998 results. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $21.7 million in the first quarter 1999 compared to $19.7 million for the first quarter 1998, a 10.0% increase. Strong Omega custom sales resulting from 1998 new product introductions drove this increase partly offset by soft vanity sales resulting from poor delivery performance during the fourth quarter 1998. Net sales of HomeCrest stock cabinetry were $25.2 million in the first quarter 1999 compared to $19.3 million in first quarter 1998, an increase of 30.5%. Strong sales from existing dealers, impact of new dealers, and strong new housing starts drove this growth.

Gross Profit for the first quarter 1999 was $17.3 million compared to $9.9
million for the first quarter in 1998, an increase of 73.9%.   As a percentage
of net sales, gross profit increased to 28.6% in the first quarter 1999 from 25.5% in first quarter 1998, primarily as a result of higher pricing at every division, strong material and labor productivity and favorable product mix. Every division experienced gross margin improvements during first quarter 1999 compared with first quarter 1998.

Selling, General and Administrative Expenses for the first quarter 1999 were $7.2 million compared to $4.8 million for the first quarter 1998, an increase of 48.6%. The increase in selling, general and administrative expenses can be attributed primarily to Kitchen Craft expenses of $1.8 million, which were not included in the first quarter 1998 results, and higher sales commissions related to revenue growth. As a percentage of net sales, selling, general and administrative expenses declined to 11.9% in the first quarter 1999 from 12.4% in the first quarter 1998, primarily due to non-recurring costs in 1998 supporting various sales growth initiatives, partly offset by the addition of Kitchen Craft whose costs are a higher percentage of net sales than the other two divisions.

Operating Income for the first quarter 1999 was $9.6 million compared to $4.7 million for the first quarter 1998, an increase of 101.7%. As a percentage of sales, operating income increased to 15.8% for the first quarter 1999 from 12.2% for the first quarter 1998, primarily attributable to the contribution of Kitchen Craft, sales price increases, and aggressive product and overhead cost control.

Interest Expense for the first quarter 1999 was $4.3 million compared to $3.8 million for the first quarter 1998, an increase of 13.2%, primarily due to increased borrowings associated with the 1999 Kitchen Craft acquisition, partly offset by lower interest rates on senior debt.

Income Taxes for the first quarter 1999 reflected an effective tax rate of 38.7% compared to 38.2% for the first quarter 1998. The increase was primarily attributable to a slightly higher effective tax rate at Kitchen Craft.

Net Income for the first quarter 1999 was $3.2 million compared to $0.6 million for the first quarter 1998. The increase in net income for the first quarter 1999 was primarily attributable to the Kitchen Craft acquisition as well as other factors described.

Results of Operations-- Pro Forma

The historical consolidated results discussed above include Kitchen Craft results only since the January 29, 1999 acquisition date. To provide more insight into the underlying performance of the consolidated group, a pro forma summary is shown below treating Kitchen Craft as if it has been acquired prior to the first quarter 1998.


                       First     First
                      Quarter   Quarter
                        1999      1998    Increase    TTM(1)
                      --------  --------  ---------  ---------
                               (dollars in millions)
Sales:
  Omega/HomeCrest       $46.9     $39.0       20.2%  $177.1
  Kitchen Craft          19.1      15.2       25.9%    73.7
                        -----     -----              ------
  Consolidated          $66.0     $54.2       21.8%  $250.8
                        =====     =====              ======

EBITDA(2):
  Omega/HomeCrest       $ 8.0     $ 5.8       38.1%  $ 33.3
  Kitchen Craft           3.5       1.4      156.1%    13.7
                        -----     -----              ------
  Consolidated          $11.5     $ 7.2       61.0%  $ 47.0
                        =====     =====              ======

EBITDA Margin (2):
  Omega/HomeCrest        17.0%     14.8%               18.8%
  Kitchen Craft          18.5%      9.1%               18.6%
  Consolidated           17.4%     13.2%               18.7%

____________

(1) Trailing twelve months through first quarter 1999.

(2) EBITDA Margin represents EBITDA as a percentage of net sales. EBITDA represents income from operations before interest expense (including amortization of deferred financing costs), income taxes, depreciation, and amortization of goodwill. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchase of property and equipment, (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

Pro Forma Net Sales for first quarter 1999 were $66.0 million compared with $54.2 million for first quarter 1998, an increase of 21.8%. Net sales increased because of strong new construction, sales of existing homes as well as the introduction of new products, consistent customer satisfaction performance and an increase in selling locations. In addition, Kitchen Craft sales to U.S. dealers increased 47% and represented 54% of total Kitchen Craft net sales. The Kitchen Craft sales growth in the first quarter

1999 was driven by the addition of new selling locations, maturing of existing dealers, and customer response to Kitchen Craft's outstanding delivery performance.

Pro Forma EBITDA for the first quarter 1999 was $11.5 million compared with $7.2 million for the first quarter 1998, an increase of 61%. As a percentage of net sales, EBITDA increased to 17.4% during the first quarter 1999 compared with 13.2% during the first quarter 1998. The increase in EBITDA and EBITDA margin was primarily attributable to 22% pro forma sales growth, several price increases introduced at each division, and aggressive product and overhead cost control. In addition, Kitchen Craft EBITDA and EBITDA margin increased during the first quarter 1999 compared to the first quarter 1998 as a result of higher sales of semi-custom cabinetry to U.S. dealers that have substantially higher margins than stock cabinetry or sales in Canada.

Liquidity and Capital Resources

   The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

   Net cash provided by operating activities for the first quarter 1999 was $2.4 million as compared to $4.1 million for the first quarter 1998, a decrease of $1.7 million. The decrease was primarily due to increases in receivables due to
higher first quarter 1999 sales.   Net income as adjusted for non-cash charges
was $5.2 million for the first quarter 1999 compared to $2.0 million for the first quarter 1998 due to strong operating results, as previously discussed.

   The Company used cash in investing activities of $56.2 million in the first quarter 1999 compared to $0.8 million in the first quarter 1998. The cash used in investing activities in first quarter 1999 primarily included $54.2 million related to the Kitchen Craft acquisition, with $2.0 million of other capital expenditures.

   Cash used in financing activities was $56.2 million for the first quarter 1999 compared to $3.3 million for the first quarter 1998 with the cash used in investing activities in first quarter 1999 primarily due to financing of the Kitchen Craft acquisition and related financing costs.

   The Company's ability to make scheduled payments of principal of, or to pay the interest or premium, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under its bank loans, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowings will be available under its bank loans in an amount sufficient to enable the Company to service its indebtedness or make anticipated capital expenditures.

   As a result of the fiscal 1999 acquisition of Kitchen Craft, the Company's long-term debt structure has changed substantially. At April 3, 1999, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $58.2 million term facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $22.0 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

   As of April 3, 1999, the Company had additional borrowing availability of $14.5 million under the U.S. Revolving Facility and (Cdn) $8.5 million under the Canadian Revolving Facility. The U.S. Term Facility requires quarterly principal payments which began in April 1999 at $1.0 million per quarter and increasing at each September anniversary. Subsequent payments will be approximately $1.3 million, $1.4 million, $1.8 million and $2.2 million per quarter during the four quarter periods beginning September 1999, 2000, 2001, and 2002, respectively, with $2.6 million payments due each quarter in 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. The Canadian Term Facility requires quarterly payments beginning in April 1999 at approximately (Cdn) $0.4 million per quarter and increasing at each anniversary. Subsequent payments will be approximately
(Cdn) $0.5 million, (Cdn) $0.6 million, (Cdn) $0.8 million, (Cdn) $0.9 million and (Cdn) $2.3 million per quarter during 2000, 2001, 2002, 2003, and 2004.
Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.

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

Forward Looking Statements

     When used in this quarterly report on Form 10-Q, the words "believes," "anticipates" and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company's actual results and could cause the Company's results for 1999 to differ materially from those expressed in any forward statements made by the Company: (i) economic conditions in the remodeling and housing markets, (ii) availability of credit,
(iii) increases in interest rates, (iv) cost of lumber and other raw materials,
(v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives and (ix) inability to grow by acquisition of additional cabinetry manufactures or to effectively consolidate operations of businesses acquired.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of April 3, 1999, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by expected maturity dates (in thousands):


Maturing in:                   Variable Rate (a)      Fixed Rate (b)
        1999                        $14,626              $     --
        2000                          6,931                    --
        2001                          8,125                    --
        2002                          9,935                    --
        2003                         12,051                    --
        2004                         31,049                    --
        Thereafter                       --               100,000
                                    -------              --------
     Total                          $82,717              $100,000
                                    =======              ========

     Fair value at April 3, 1999    $82,717              $103,000

(a) $38.7 million at LIBOR plus 2.50%, $25.0 million at LIBOR plus 2.75% and $19.0 million at Canadian BA rate plus 2.75% (7.57% weighted average at April 3, 1999).
(b)  All at 10.5%.

     The Company's interest expense is most sensitive to changes in the general level of U.S. and certain foreign (LIBOR and Canadian BA) interest rates. In this regard, changes in such interest rates affect the interest paid on certain of its debt. To manage the impact of fluctuations in interest rates, the Company continually monitors and may select a variety of rate options on its variable-rate debt. In addition, the Company has maintained a majority of its debt borrowings as fixed-rate debt. Although it has not historically done so, the Company in the future may consider entering into interest rate swaps or similar transactions in order to fix certain interest costs on variable-rate debt.

                          PART II  OTHER INFORMATION

Item 1.  Legal Proceedings.

     The Company is a party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position or results of operations.

Item 2.  Changes in Securities and Use of Proceeds.

     The Company's registered securities consist of its 10 1/2% Senior Subordinated Notes due June 15, 2007 ("Notes") governed pursuant to the terms of the indenture dated July 24, 1997 among the Company, the Guarantors (as defined therein) and The Chase Manhattan Bank, as trustee (the "Indenture"). On January 28, 1999, pursuant to the receipt of the requisite consent of the holders of the Notes (see Item 4 below), the Company, Panther Transport, Inc. and The Chase Manhattan Bank, as trustee, entered into the First Supplemental Indenture to effect certain amendments to the Indenture.

     The amendments modified the rights of the holders of the Notes by (i) modifying certain provisions of the Indenture regarding the creation or acquisition of certain foreign subsidiaries, which will not be required to deliver a guarantee with respect to the Notes if such a guarantee is not permitted under applicable law or would have a material adverse tax or accounting effect on the Company; (ii) modifying certain provisions of the Indenture regarding Agreement to Subordinate, Asset Sales and Sales of Subsidiary Stock, Dividend and Other Payment Restrictions Affecting Subsidiaries, Guarantors, Permitted Investments, Permitted Junior Securities, Permitted Liens, Permitted Refinancing Indebtedness, Senior Debt, and Unrestricted Subsidiaries so as to permit foreign subsidiaries to make such investments and incur such obligations, subject to the limitations currently in place for the Company and the Guarantors; and (iii) making minor modifications to other Indenture provisions.

     Pursuant to the acquisition of Kitchen Craft, on January 29, 1999, the Company acquired certain foreign subsidiaries (Kitchen Craft of Canada, Ltd. and Kitchen Craft Cabinetry Ltd.) which are not required to provide guarantees under the Notes and are not subject to certain restrictions under the Indenture such as subordination, asset sales and sales of subsidiary stock, payment restrictions, permitted investments, permitted junior securities, permitted liens, permitted refinancing indebtedness and senior debt.

Item 3.  Defaults upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     In January, 1999, the Company solicited the consent of the holders of the Notes pursuant to a Consent Solicitation Statement dated January 12, 1999, as supplemented by Supplement No.1 thereto dated January 26, 1999, Supplement No. 2 thereto dated January 27, 1999, and Supplement No. 3 thereto dated January 27, 1999 to certain amendments to the Indenture. The purposes of the amendments were
(i) to give the Company the flexibility to create or acquire foreign subsidiaries which would not be required to deliver a guarantee with respect to the Notes, (ii) to modify certain provisions of the Indenture to permit foreign subsidiaries that do not guarantee the Notes to otherwise operate under the terms of the Indenture, subject to the limitations currently in place for the Company and the Guarantors, and (iii) to make minor modifications to other Indenture provisions.

     On January 28, 1999, the Company received unanimous consent of the holders of the Notes voting in favor of the proposed amendments.

Item 5.   Other Information.

None.

Item 6.   Exhibits and Reports on Form 8-K.

(a)  Exhibit Index.

2.1 Master Transaction Agreement dated as of January 29, 1999 (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
3.1    Certificate of Incorporation, as amended, of the Registrant*
3.2    By-laws of the Registrant*
4.1    Indenture dated as of July 24, 1997*
4.2 First Supplemental Indenture dated January 28, 1999 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
4.3 Second Supplemental Indenture dated January 29, 1999 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
10.1 First Amended and Restated Credit Agreement dated as of January 29 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
10.2 Panther Security Agreement dated as of January 29, 1999. (Incorporated by reference to Exhibit 10.2 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.3 Omega Security Agreement dated as of January 29, 1999. (Incorporated by reference to Exhibit 10.3 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.4 Omega Pledge Agreement dated as of January 29, 1999. (Incorporated by reference to Exhibit 10.4 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.5   Collateral Assignment of Trademarks dated as of June 13, 1997.*
10.6   Management Agreement dated June 13, 1997*
10.7   Financing Agreement dated June 13, 1997*
10.8   Deferred Compensation Plan dated June 13, 1997*
10.9   Rabbi Trust Agreement dated June 13, 1997*
10.10  Key Employment Agreement dated September 16, 1997*

10.11 Key Severance Agreement dated October 30, 1998. (Incorporated by reference to Exhibit 10.11 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.12 Moran Employment Agreement dated September 11, 1995, as amended June 13, 1997*
10.13  Moran Severance Agreement dated April 24, 1997*
10.14  [Reserved]
10.15  [Reserved]
10.16  Goebel Employment Agreement dated April 10, 1995, as amended June 13,
       1997*
10.17  Goebel Severance Agreement dated April 24, 1997*
10.18  Hagan Employment Agreement dated April 10, 1995*
10.19  Hagan Severance Agreement dated April 24, 1997*
10.20  Schmidt Employment Agreement dated April 10, 1995*
10.21  Schmidt Severance Agreement dated April 24, 1997*
10.22  Deferred Non-Qualified Compensation Agreement dated June 28, 1997*
10.23  Company Bonus Plan*
10.24  Stockholders Agreement dated June 13, 1997*
10.25  Omega Holdings, Inc. Stock Option Plan*
10.26  Key Put Agreement dated June 13, 1997*
10.27  Goebel Put Agreement dated June 13, 1997*
10.28 Bulrad Illinois Security Agreement dated as of January 29, 1999. (Incorporated by reference to Exhibit 10.28 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.29 Omega Kitchen Craft Holdings Pledge Agreement dated as of January 29, 1999. (Incorporated by reference to Exhibit 10.29 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.30 Omega Kitchen Craft U.S. Corp. Pledge Agreement dated as of January 29, 1999. (Incorporated by reference to Exhibit 10.30 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.31 Bulrad Illinois Guaranty dated as of January 29, 1999. (Incorporated by reference to Exhibit 10.31 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.32 Credit Agreement dated as of January 29, 1999 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
10.33 3578275 Canada General Security Agreement dated as of January 29, 1999. (Incorporated by reference to Exhibit 10.33 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.34 Omega Guarantee dated as of January 29, 1999. (Incorporated by reference to Exhibit 10.34 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.35 Kitchen Craft Guarantee dated as of January 29, 1999. (Incorporated by reference to Exhibit 10.35 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.36 Kitchen Craft Security Agreement dated as of January 29, 1999. (Incorporated by reference to Exhibit 10.36 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).

10.37 Supplement No. 1 to the Management Agreement dated January 29, 1999. (Incorporated by reference to Exhibit 10.37 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.38 H. Buller Employment Agreement dated January 29, 1999. (Incorporated by reference to Exhibit 10.38 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.39 M. Buller Employment Agreement dated January 29, 1999. (Incorporated by reference to Exhibit 10.39 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.40 J. Horton Employment Agreement dated October 15, 1998. (Incorporated by reference to Exhibit 10.40 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.41  C. Rae Employment Agreement dated October 22, 1997.  (Incorporated by
       reference   to Exhibit 10.41 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.42 Offer and Acceptance Contract dated September 15, 1998 for sale of land to Company. (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
27.1   Financial Data Schedules.
______________

* Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-37135, filed October 3, 1997.

(b)  Reports on Form 8-K.

     The Company filed a Current Report on Form 8-K on January 12, 1999, reporting on Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). The Company disclosed that pursuant to a Consent Solicitation Statement, the Company solicited the consent of the holders of the Notes to amend certain provisions of the Indenture. The purposes of the amendments were
(i) to give the Company the flexibility to create or acquire foreign subsidiaries which would not be required to deliver a guarantee with respect to the Notes, (ii) to modify certain provisions of the Indenture to permit foreign subsidiaries that do not guarantee the Notes to otherwise operate under the terms of the Indenture, subject to the limitations currently in place for the Company and the Guarantors, and (iii) to make minor modifications to other Indenture provisions.

The following financial statements were filed:

Pro Forma Condensed Consolidated Financial Data of Omega Cabinets, Ltd. (Unaudited):
     -Pro Forma Condensed Consolidated Balance Sheet as of November 21, 1998 -Pro Forma Condensed Consolidated Statement of Income Data
           for the year ended December 27, 1997
     -Pro Forma Condensed Consolidated Statement of Income Data
         for the eleven months ended November 21, 1998
     -Pro Forma Condensed Consolidated Statement of Income Data for the
         trailing twelve months ended November 21, 1998
Condensed Consolidated Financial Statements of Omega Cabinets, Ltd. (Unaudited):
     -Condensed Consolidated Balance Sheet as of November 21, 1998
     -Condensed Consolidated Statements of Income for the eleven months ended November 21, 1998 and November 22, 1997
     -Condensed Consolidated Statements of Cash Flows for the eleven months ended November 21, 1998 and November 22, 1997
     -Notes to Condensed Consolidated Financial Statements
Consolidated Financial Statements of Kitchen Craft of Canada Ltd.:
     -Auditors' Report
     -Consolidated Balance Sheets as of December 31, 1997 and 1996
     -Consolidated Statements of Income and Retained Earnings for
         the years ended December 31, 1997, 1996 and 1995
     -Consolidated Statements of Cash Flows for the years ended
         December 31, 1997, 1996 and 1995
     -Notes to Consolidated Financial Statements
Consolidated Financial Statements of Kitchen Craft of Canada Ltd. (Unaudited):
     -Unaudited Consolidated Balance Sheet as of November 30, 1998
     -Unaudited Consolidated Statement of Income for the eleven months ended November 30, 1998 and 1997
     -Unaudited Consolidated Statement of Cash Flows for the eleven months ended November 30, 1998 and 1997
     -Notes to Unaudited Consolidated Financial Statements

     The Company filed a Current Report on Form 8-K on January 26, 1999 reporting on Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). The Company disclosed that pursuant to Supplement No. 1 to the Consent Solicitation Statement, the Company extended the expiration date for its consent solicitation relating to the Notes and modified certain terms and provisions of the consent solicitation.

     The Company filed a Current Report on Form 8-K on January 27, 1999 reporting on Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). The Company disclosed that pursuant to Supplement No. 2 to the Consent Solicitation Statement, the Company modified the terms of its consent solicitation relating to the Notes.

     The Company filed a Current Report on Form 8-K on January 27, 1999 reporting on Item 5 (Other Events) and Item 7 (Financial Statements and Exhibits). The Company disclosed that pursuant to Supplement No. 3 to the Consent Solicitation Statement, the Company modified the terms of its consent solicitation relating to the Notes.

     The Company filed a Current Report on Form 8-K on February 12, 1999 reporting on Item 2 (Acquisition of Assets), Item 5 (Other Events) and Item 7 (Financial Statements and

Exhibits). The Company disclosed the acquisition of Kitchen Craft of Canada Ltd., which was consummated pursuant to the terms and subject to the conditions of the Master Transaction Agreement dated as of January 29, 1999. In addition, the Company disclosed that on January 28, 1999, the Company, Panther Transport, Inc. and The Chase Manhattan Bank, as trustee, entered into the First Supplemental Indenture to effect the amendments to the Indenture described in the Company's Consent Solicitation Statement dated January 12, 1999, as supplemented by Supplement No.1 thereto dated January 26, 1999, Supplement No. 2 thereto dated January 27, 1999, and Supplement No. 3 thereto dated January 27, 1999.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMEGA CABINETS, LTD.


                                    By: /s/ Robert L. Moran
                                       _____________________________________
                                       Name:  Robert L. Moran
                                       Title: Chief Executive Officer
                                              (Principal executive
                                              officer and principal
                                              financial officer)


Dated: May 17, 1999