Form 10-Q
period 1999-07-03
OMEGA CABINETS LTD
filed 1999-08-05
CIK 1043958

                                   FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: July 3, 1999
                                                 --------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                       to
                               ----------------------    ----------------------

        Commission file number:   333-37135
                               ----------------------------------------


                              Omega Cabinets, Ltd.
    ------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                             42-1423186
         -----------------------------          -----------------------
         (State or other jurisdiction              (I.R.S. Employer
         incorporation or organization           Identification Number)



                    1205 Peters Drive, Waterloo, Iowa 50703
       ------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 235-5700
            ---------------------------------------------------------
               Registrants telephone number, including area code)


                                 Not Applicable.
 ------------------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS.

The following financial statements are presented herein:

Condensed Consolidated Balance Sheets as of July 3, 1999
   and January 2, 1999

Condensed Consolidated Statements of Income for the three months and six months ended July 3, 1999 and June 27, 1998

Condensed Consolidated Statements of Cash Flows for the six months ended July 3, 1999 and June 27, 1998

Notes to Condensed Consolidated Financial Statements

                              Omega Cabinets, Ltd.
                      Condensed Consolidated Balance Sheets

                                                            JULY 3       JANUARY 2
                                                            1999           1999
                                                         (Unaudited)      (Note)
                                                        -------------  -------------
ASSETS
Current assets:
  Cash                                                  $    929,288   $    650,703
  Accounts receivable                                     27,177,951     13,788,890
  Inventories (Note 2)                                    17,572,718     11,764,729
  Other current assets                                     2,275,725      1,637,794
                                                        ------------   ------------
Total current assets                                      47,955,682     27,842,116

Property, plant and equipment                             52,124,125     36,439,585
Less accumulated depreciation                              9,206,847      7,602,297
                                                        ------------   ------------
                                                          42,917,278     28,837,288

Deferred financing costs, net                              7,672,780      5,360,388
Goodwill, net                                             94,162,529     51,418,582
Other assets                                                 942,748        749,389
                                                        ------------   ------------
Total assets                                            $193,651,017   $114,207,763
                                                        ============   ============

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
  Accounts payable and accrued expenses                 $ 24,400,090   $ 11,511,438
  Current portion of long-term debt                       15,212,589     11,105,324
                                                        ------------   ------------
Total current liabilities                                 39,612,679     22,616,762

Deferred income taxes                                      2,710,000      1,150,000

Long-term debt, less current portion                     165,259,119    130,750,000

Stockholder's equity (deficit):
  Common stock, $.01 par value; 10,000 shares
  authorized; 1,000 shares issued and outstanding                 10             10
  Additional paid-in capital                              79,855,264     61,072,025
  Predecessor basis adjustment                           (11,031,662)   (11,031,662)
  Foreign currency translation adjustment                 (1,081,158)            --
  Retained earnings (deficit)                            (81,673,235)   (90,349,372)
                                                        ------------   ------------
Total stockholder's equity (deficit)                     (13,930,781)   (40,308,999)
                                                        ------------   ------------
Total liabilities and stockholder's equity (deficit)    $193,651,017   $114,207,763
                                                        ============   ============

Note: The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             Omega Cabinets, Ltd.
           Condensed Consolidated Statements of Income (Unaudited)

                                          THREE MONTHS ENDED         SIX MONTHS ENDED
                                         JULY 3       JUNE 27       JULY 3       JUNE 27
                                          1999         1998          1999         1998
                                     -----------------------------------------------------
Net sales                              $72,045,640  $42,603,759  $132,494,161  $81,594,201
Cost of goods sold                      50,326,034   29,797,760    93,478,840   58,844,780
                                     --------------------------- -------------------------
Gross profit                            21,719,606   12,805,999    39,015,321   22,749,421

   Selling, general and adminis-
    trative expenses                     7,847,465    5,030,741    15,047,053    9,877,727

   Amortization of goodwill                642,702      359,920     1,184,454      719,840
                                     --------------------------- -------------------------
   Operating income                     13,229,439    7,415,338    22,783,814   12,151,854

   Interest expense                      4,402,162    4,043,937     8,696,568    7,837,184
                                     --------------------------- -------------------------
   Income before income taxes            8,827,277    3,371,401    14,087,246    4,314,670
   Income tax expense                    3,373,905    1,287,000     5,411,139    1,647,000
                                     --------------------------- -------------------------
   Net income                          $ 5,453,372  $ 2,084,401  $  8,676,107  $ 2,667,670
                                     =========================== =========================



See accompanying notes.

                              Omega Cabinets, Ltd.
          Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                             SIX MONTHS ENDED
                                                                           JULY 3        JUNE 27
                                                                            1999           1998
                                                                      ----------------------------
OPERATING ACTIVITIES
Net income                                                              $  8,676,107   $ 2,667,670
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization                                             3,316,859     2,259,371
 Noncash stock option expense                                                205,000             -
 Deferred income taxes                                                       820,000       620,000
 Changes in operating assets and liabilities:
  Accounts receivable                                                     (6,493,886)   (1,314,590)
  Inventories                                                             (1,394,805)     (479,287)
  Other assets                                                              (291,054)    1,918,137
  Accounts payable, accrued expenses and other liabilities
                                                                           5,795,201       325,309
                                                                      ----------------------------
Net cash provided by operating activities                                 10,633,422     5,996,610

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                (6,399,353)   (1,307,193)
Payments for acquisition of business                                     (54,240,191)            -
                                                                      ----------------------------
Net cash used in investing activities                                    (60,639,544)   (1,307,193)

FINANCING ACTIVITIES
Payments for deferred financing costs                                     (2,810,775)     (230,036)
Payments of long-term debt                                                (8,477,241)   (3,000,000)
Proceeds from long-term debt                                              43,062,408     1,380,000
Capital contributions by parent                                           18,681,060       100,000
Payment to parent to redeem common stock and
 options at parent level                                                    (102,821)   (2,605,236)
                                                                      ----------------------------
Net cash provided (used) by financing activities                          50,352,631    (4,355,272)

Effect of foreign exchange rate changes on cash                              (67,924)            -
                                                                      ----------------------------
Net increase in cash                                                         278,585       334,145

Cash at beginning of period                                                  650,703       157,520
                                                                      ----------------------------
Cash at end of period                                                   $    929,288   $   491,665
                                                                      ============================



See accompanying notes.

                              Omega Cabinets, Ltd.
                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  July 3, 1999

1.   ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 3, 1999 are not necessarily indicative of the results that may be expected for the full 1999 fiscal year. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended January 2, 1999.

2.    INVENTORIES

Inventories consist of the following:

                          JULY 3      JANUARY 2
                           1999          1999
                       ------------  ------------

Raw materials           $ 7,619,917   $ 4,541,976
Work-in-process           6,277,254     4,837,431
Finished goods            3,675,547     2,385,322
                        -----------   -----------
                        $17,572,718   $11,764,729
                        ===========   ===========

3.  ACQUISITION

On January 29, 1999, the Company acquired Kitchen Craft of Canada, Ltd. ("Kitchen Craft") for a purchase price of approximately $54 million. The transaction was accounted for as a purchase. The accounts and transactions of Kitchen Craft are included in the accompanying condensed consolidated financial statements from the date of acquisition. As more fully described in the Form 10-K, the acquisition was financed by additional equity and long-term debt, primarily senior bank term loans payable over approximately six years. Pro forma results, assuming the acquisition had occurred at the beginning of fiscal 1998, are as follows (in thousands):


                  THREE MONTHS ENDED     SIX MONTHS ENDED
                ----------------------  ---------------------
                    JULY 3    JUNE 27     JULY 3    JUNE 27
                     1999      1998        1999      1998
                ----------------------  ---------------------
Net sales          $72,046   $60,106     $138,008  $114,274
Net income           5,453     2,710        9,055     3,335


4.  COMPREHENSIVE INCOME

Comprehensive income was $4,641,195 and $2,084,401 for the three months ended July 3, 1999 and June 27, 1998, respectively, and $7,594,949 and $2,667,670 for the six months ended July 3, 1999 and June 28, 1998, respectively.

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

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)

5.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

Beginning in fiscal 1999 as a result of the Kitchen Craft acquisition, the Company also has two wholly-owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft business. Set forth below are consolidating condensed financial statements as of and for the three and six months ended July 3, 1999, which separately reflect the combined non-guarantor subsidiaries (amounts in thousands):

                                             The     Non-guarantor
                                          Company*   Subsidiaries  Eliminations   Consolidated
                                          ---------  ------------  -------------  -------------
                     CONDENSED CONSOLIDATING BALANCE SHEET
Current assets:
 Cash                                     $    522        $   408      $      -       $    930
 Accounts receivable                        19,310          7,868             -         27,178
 Inventories                                13,275          4,298             -         17,573
 Other                                       1,465            811             -          2,276
                                          --------        -------      --------       --------
Total current assets                        34,572         13,385             -         47,957
Property, plant and equipment, net          33,131          9,786             -         42,917
Goodwill, net                               51,199         42,963             -         94,162
Other noncurrent assets                     46,830            555       (38,770)         8,615
                                          --------        -------      --------       --------
Total assets                              $165,732        $66,689      $(38,770)      $193,651
                                          ========        =======      ========       ========
Current liabilities:
 Accounts payable and accrued expenses    $ 17,176        $ 7,423      $   (199)      $ 24,400
 Current portion of long-term debt          11,294          3,919             -         15,213
                                          --------        -------      --------       --------
Total current liabilities                   28,470         11,342          (199)        39,613
Long-term debt, less current portion       151,951         38,308       (25,000)       165,259
Other noncurrent liabilities                 1,967            743             -          2,710
Total stockholder's equity (deficit)       (16,656)        16,296       (13,571)       (13,931)
                                          --------        -------      --------       --------
Total liabilities and stockholder's
equity (deficit)                          $165,732        $66,689      $(38,770)      $193,651
                                          ========        =======      ========       ========


*  Includes Panther which is inconsequential as described above.

                              Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)

5.   GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                Three months ended July 3, 1999
                                     ----------------------------------------------------
                                         The    Non-guarantor
                                       Company  Subsidiaries   Eliminations  Consolidated
                                     ----------------------------------------------------

                       CONDENSED CONSOLIDATING STATEMENT OF INCOME

Net sales                              $50,829        $21,217         $   -       $72,046
Cost of goods sold                      36,743         13,583             -        50,326
                                     ----------------------------------------------------
Gross profit                            14,086          7,634             -        21,720
Selling, general and administrative      6,016          2,475             -         8,491
 expenses
Interest expense                         3,538            864             -         4,402
                                     ----------------------------------------------------
Income before income taxes               4,532          4,295             -         8,827
Income tax expense                       1,663          1,711             -         3,374
                                     ----------------------------------------------------
Net income                             $ 2,869        $ 2,584         $   -       $ 5,453
                                     ====================================================



                                                 Six months ended July 3, 1999
                                     ----------------------------------------------------
                                         The    Non-guarantor
                                       Company  Subsidiaries   Eliminations  Consolidated

                                     ----------------------------------------------------

                       CONDENSED CONSOLIDATING STATEMENT OF INCOME

Net sales                              $97,682        $34,812         $   -      $132,494
Cost of goods sold                      70,929         22,550             -        93,479
                                     ----------------------------------------------------
Gross profit                            26,753         12,262             -        39,015
Selling, general and administrative     11,800          4,431             -        16,231
 expenses
Interest expense                         7,196          1,501             -         8,697
                                     ----------------------------------------------------
Income before income taxes               7,757          6,330             -        14,087
Income tax expense                       2,887          2,524             -         5,411
                                     ----------------------------------------------------
Net income                             $ 4,870        $ 3,806         $   -      $  8,676
                                     ====================================================

                   CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Operating activities:
Net cash provided by operating              $  6,986   $  3,648   $      -   $ 10,633
 activities

Investing activities:
Purchases of property, plant and              (5,580)      (820)         -     (6,399)
 equipment
Payments for acquisition of business            (505)   (53,735)         -    (54,240)
                                          -------------------------------------------
Net cash used in investing activities         (6,085)   (54,555)              (60,639)

Financing activities:
Proceeds from long-term debt                  24,146     18,916          -     43,062
Capital contributions, net of                 18,578     13,571    (13,571)    18,578
 redemptions
Intercompany funding                         (38,770)    25,199     13,571          -
Payments of long-term debt                    (2,756)    (5,721)         -     (8,477)
Payments for deferred financing costs         (2,228)      (583)         -     (2,811)
                                          -------------------------------------------
Net cash provided by (used in) financing
 activities                                   (1,030)    51,382          -     50,352

Effect of foreign exchange                         -        (68)         -        (68)
                                          -------------------------------------------
Net increase (decrease) in cash                 (129)       407                   278

Cash at beginning of period                      651          -          -        651
                                          -------------------------------------------
Cash at end of period                       $    522   $    407   $      -   $    929
                                          ===========================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended July 3, 1999 and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the year ending January 2, 1999.

1999 KITCHEN CRAFT ACQUISITION

     On January 29, 1999, the Company consummated the acquisition of Kitchen Craft of Canada, Ltd. ("Kitchen Craft") as further described in the Notes to Condensed Consolidated Financial Statements. The acquisition was accounted for as a purchase, with Kitchen Craft consolidated with the Company effective from the acquisition date forward. Accordingly, the Company's results of operations for the fiscal 1999 first half reflect five months of results of Kitchen Craft.

RESULTS OF OPERATIONS

Net Sales for the three months ended July 3, 1999 ("second quarter 1999") were $72.0 million compared to $42.6 million for the comparable period in 1998 ("second quarter 1998"), an increase of 69.1%. The increase in net sales in the second quarter 1999 was primarily attributable to the addition of Kitchen Craft, strong consumer spending on remodeling projects, and robust new housing starts. Net sales for Kitchen Craft for second quarter 1999 were $21.2 million and were not included in second quarter 1998 results. For the first six months of 1999 ("first half 1999"), net sales were $132.5 million compared to $81.6 million for the comparable period in 1998 ("first half 1998"), an increase of 62.4%. Net sales for Kitchen Craft in first half 1999 were $34.8 million and were not included in 1998 results. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $23.3 million in the second quarter 1999 compared to $20.8 million for the second quarter 1998, a 12.1% increase. Strong Omega custom sales resulting from 1998 new product introductions drove this increase partly offset by soft vanity sales. First half 1999 net sales of the Omega lines were $45.0 million compared to $40.5 million for the first half 1998, an increase of 11.1%. Net sales of HomeCrest stock cabinetry were $27.5 million in the second quarter 1999 compared to $21.8 million in second quarter 1998, an increase of 26 .1%. Strong sales from existing dealers, impact of new
dealers, and strong new housing starts drove this growth.   First half 1999 net
sales of HomeCrest stock cabinetry were $52.7 million compared to $41.1 million for the first half 1998, an increase of 28.2%.

Gross Profit for the second quarter 1999 was $21.7 million compared to $12.8
million for the second quarter in 1998, an increase of 69.6%.   As a percentage
of net sales, gross profit increased to 30.1% in the second quarter 1999 from 30.0% in second quarter 1998, primarily as a result of the Kitchen Craft acquisition and higher selling prices at every division, partly offset by additional hiring and training expenses at the Omega and HomeCrest divisions. Kitchen Craft realized the highest gross profit percentage at 36.0%. The gross profit percentage of Omega and HomeCrest for second quarter 1999 declined from second quarter 1998 as a result of new employment costs as well as higher growth in the lower margin HomeCrest business. For the first half of 1999, gross profit was $39.0 million compared to $22.7 million for the first half 1998, an increase of 71.5%. As a percentage of net sales, gross profit increased to 29.4% in the first half 1999 compared to 27.9% in the first half 1998, with margin increases realized at every division.

Selling, General and Administrative Expenses for the second quarter 1999 were $7.8 million compared to $5.0 million for the second quarter 1998, an increase of 56.0%. The increase in selling, general and administrative expenses can be attributed primarily to Kitchen Craft expenses of $2.2 million, which were not included in the second quarter 1998 results, higher sales commissions related to revenue growth and $0.2 million related to non-cash stock option expenses. As a percentage of net sales, selling, general and administrative expenses declined to 10.9% in the second quarter 1999 from 11.8% in the second quarter 1998, primarily due to non-recurring costs in 1998 supporting various sales growth initiatives. For the first half 1999, selling, general and administrative expenses were $15.0 million compared to $9.9 million for the first half 1998, an increase of 52.3%. The increase of $5.1 million was primarily attributable to Kitchen Craft expenses of $4.0 million, higher sales commissions related to revenue growth, and $0.2 million non-cash stock option expense. As a percentage of net sales, selling, general and administrative expenses declined to 11.4% for the first half 1999 from 12.1% for the first half 1998.

Operating Income for the second quarter 1999 was $13.2 million compared to $7.4 million for the second quarter 1998, an increase of 78.4%. As a percentage of sales, operating income increased to 18.4% for the second quarter 1999 from 17.4% for the second quarter 1998, primarily attributable to the addition of Kitchen Craft, sales price increases, and aggressive overhead cost control. For the first half 1999, operating income was $22.8 million compared to $12.2 million for first half 1998, an increase of 87.5%. As a percentage of sales, operating income increased to 17.2% for the first half 1999 compared to 14.9% for the first half 1998.

Interest Expense for the second quarter 1999 was $4.4 million compared to $4.0 million for the second quarter 1998, an increase of 8.9%, primarily due to increased borrowings associated with the 1999 Kitchen Craft acquisition, partly
offset by lower interest rates on senior debt.   For the first half 1999
interest expense was $8.7 million compared to $7.8 million for the first half 1998, an increase of 11.0%.

Income Taxes for the second quarter 1999 reflected an effective tax rate of 38.2%, similar to the second quarter 1998. For the first half 1999, the effective tax rate was 38.4% compared to 38.2% for the first half 1998.

Net Income for the second quarter 1999 was $5.5 million compared to $2.1 million for the second quarter 1998. The increase in net income for the first quarter 1999 was primarily attributable to the Kitchen Craft acquisition as well as other factors described. For the first half 1999, net income was $8.7 million compared to $2.7 million for the first half 1998.

RESULTS OF OPERATIONS-- PRO FORMA

The historical consolidated results discussed above include Kitchen Craft results only since the January 29, 1999 acquisition date. To provide more insight into the underlying performance of the consolidated group, a pro forma summary is shown below treating Kitchen Craft as if it has been acquired prior to the first quarter 1998.

                       Second    Second
                      Quarter   Quarter
                        1999      1998    Increase     TTM(1)
                      --------  --------  ---------  -----------
Net Sales:
 Omega/HomeCrest       $ 50.8    $ 42.6       19.2%    $185.1
 Kitchen Craft           21.2      17.5       21.2%      77.4
                       ------    ------              --------
 Consolidated          $ 72.0    $ 60.1       19.8%    $262.5
                       ======    ======              ========

EBITDA(2):
 Omega/HomeCrest       $  9.4    $  8.6        9.0%    $ 34.1
 Kitchen Craft            5.1       2.8       79.5%      15.9
                       ------    ------              --------
 Consolidated          $ 14.4    $ 11.4       26.4%    $ 50.0
                       ======    ======              ========

EBITDA Margin (2):
 Omega/HomeCrest         18.5%     20.1%                 18.4%
 Kitchen Craft           23.9%     16.1%                 20.6%
 Consolidated            20.1%     19.0%                 19.1%

                        First    First
                        Half     Half
                        1999     1998       Increase
                       ------    -----      --------
Net Sales:
 Omega/HomeCrest       $ 97.7    $ 81.6       19.7%
 Kitchen Craft           40.3      32.7       23.4%
                       ------    ------
 Consolidated          $138.0    $114.2       20.8%
                       ======    ======

EBITDA(2):
 Omega/HomeCrest       $ 17.3    $ 14.4       20.7%
 Kitchen Craft            8.6       4.2      104.6%
                       ------    ------
 Consolidated          $ 25.9    $ 18.6       39.7%
                       ======    ======

EBITDA Margin (2):
 Omega/HomeCrest         17.7%     17.6%
 Kitchen Craft           21.3%     12.9%
 Consolidated            18.8%     16.2%


____________

(1) Trailing twelve months through second quarter 1999.

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

Pro Forma Net Sales for second quarter 1999 were $72.0 million compared with $60.1 million for second quarter 1998, an increase of 19.8%. All three divisions experienced double-digit sales growth driven by strong new construction and sales of existing homes as well as the introduction of new products and an increase in selling locations. For the first half 1999, pro forma net sales were $138.0 million compared to $114.2 million for the first half 1998, an increase of 20.8%. Kitchen Craft sales to the U.S. market increased 42% during first half 1999 compared to first half 1998. This sales increase was driven by strong growth at existing dealers, the addition of new selling locations, and an increase in cabinet average selling price. Kitchen Craft Sales to the Canadian market increased 5% as lower margin project business was pruned and cabinet prices increased.

Pro Forma EBITDA for the second quarter 1999 was $14.4 million compared with $11.4 million for the second quarter 1998, an increase of 26.4%. As a percentage of net sales, EBITDA increased to 20.1% during the second quarter 1999 compared with 19.0% during the second quarter 1998. The increase in EBITDA and EBITDA margin was primarily attributable to 19.8% pro forma sales growth, several price increases introduced at each division, and aggressive and overhead cost control. In addition, Kitchen Craft EBITDA and EBITDA margin increased during the second quarter 1999 compared to the second quarter 1998 as a result of higher sales of semi-custom cabinetry to U.S. dealers that have substantially higher margins than stock cabinetry or sales in Canada. For the first half 1999, EBITDA was $25.9 million compared to $18.6 million for the first half 1998, an increase of 39.7%. EBITDA margin increased to 18.8% compared to 16.2% during first half 1998. In addition, a new rough mill operation at Omega's Waterloo facility was completed during second quarter 1999. Management anticipates cost savings to favorably impact operations beginning in the third quarter.

Liquidity and Capital Resources

   The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

   Net cash provided by operating activities for the first half 1999 was $10.6 million as compared to $6.0 million for the first half 1998, an increase of $4.6 million. The increase was primarily due to a $6.0 million increase in net income resulting from the Kitchen Craft acquisition and strong operating performance partly offset by higher working capital to support revenue growth.

   The Company used cash in investing activities of $60.6 million in the first half 1999 compared to $1.3 million in the first half 1998. The increase of $59.3 million was due to $54.2 million related to financing of the Kitchen Craft acquisition and $5.1 million increase in capital expenditures. Total capital expenditures for the first half 1999 were $6.4 million compared to $1.3 million for the first half of 1998, due primarily to 1999 spending for the Omega rough mill, Omega ERP implementation and Kitchen Craft.

   Cash provided by financing activities was $50.4 million for the first half 1999 compared to a cash usage of $4.4 million for the first half 1998. This change of $54.8 million was due primarily to financing of the Kitchen Craft acquisition and related financing costs.

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

   As a result of the fiscal 1999 acquisition of Kitchen Craft, the Company's long-term debt structure has changed substantially. At July 3, 1999, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $57.2 million term facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $21.2 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

   As of July 3, 1999, the Company had additional borrowing availability of $14.0 million under the U.S. Revolving Facility and (Cdn) $10.0 million under the Canadian Revolving Facility. The U.S. Term Facility requires quarterly principal payments which began in April 1999 at $1.0 million per quarter and increasing at each September anniversary. Subsequent payments will be approximately $1.3 million, $1.4 million, $1.8 million and $2.2 million per quarter during the four quarter periods beginning September 1999, 2000, 2001, and 2002, respectively, with $2.6 million payments due the last two quarters in 2003. Finally, four equal quarterly payments of $6.2 million will occur during
2004 with the term loan fully amortized on December 31, 2004.   Additional
payments are also due each year based on 75% of the Company's defined excess cash flow, if any. The Canadian Term Facility requires quarterly payments beginning in April 1999 at approximately (Cdn) $0.4 million per quarter and increasing at each anniversary. Subsequent payments will be approximately (Cdn) $0.5 million, (Cdn) $0.6 million, (Cdn) $0.8 million, (Cdn) $0.9 million and
(Cdn) $2.3 million per quarter during 2000, 2001, 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.

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

   The Company has completed an assessment of its IT systems, both hardware and software, and has developed a plan to timely address the Year 2000 issue. Systems that interact with customers and that focus on the core business functions of buying, manufacturing, selling and accounting have been given the highest priority. Systems and equipment, particularly production equipment that utilize embedded chips, that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that nearly 90% of the remediation efforts were completed as of July 3, 1999. Some of the Company's current systems are being upgraded and others are being replaced with Year 2000-compliant systems. System upgrades and replacements are being unit-tested as they are completed. All remediation efforts and testing of replacement systems are expected to be completed by October 1, 1999. The Company is monitoring the need to develop contingency plans to remediate information systems scheduled to be replaced in case delays in the installation schedule for the new systems make remediation of the older systems necessary. The Company currently believes that it will complete all phases of its plan without any material adverse consequences to its business, operation, or financial condition.

   The Company's assessment of its non-IT systems (including phone, voicemail, heating/air-conditioning, electricity and security systems) was completed as of January 2, 1999. The Company used internal resources to address the Year 2000 Issue of its non-IT systems and has not incurred significant separately identifiable costs and does not expect to incur significant additional costs in order to upgrade its non-IT systems. All validation and implementation of these non-IT systems has been completed.

   The Company has spent approximately $1.6 million, to date, in the execution of its Year 2000 plan. Total costs to address Year 2000 issues are currently estimated not to exceed $2.0 million and consist primarily of costs for the remediation of internal systems, including internal programming time. Funds for these costs are expected to be provided by the operating cash flows of the Company.

   The Company is also in the process of monitoring the progress of significant third parties in their efforts to become Year 2000 compliant. Those third parties include, but are not limited to product suppliers, large customers, financial institutions, third party benefit administrators, and utilities. The Company has requested confirmation from all material third parties as to when they will be Year 2000 compliant and has obtained responses from approximately
95% of material third parties.   Although the Company is not aware of any
material third parties who are not Year 2000 compliant, if the Company's customers and suppliers do not achieve Year 2000 compliance before the end of 1999, the Company may experience a variety of problems, which may have a material adverse effect on the Company. To the extent such suppliers are not Year 2000 compliant by the end of 1999, such suppliers may fail to deliver ordered materials and products to the Company and may fail to bill the Company properly and promptly. Consequently, the Company may experience delays in manufacturing product to send to its customers. The Company plans to address potential problems with its suppliers by identifying and arranging for alternative sources of supplies. Due to the nature of its product, the Company does not believe it has any exposure to contingencies related to the Year 2000 Issue for the products it has sold.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of July 3, 1999, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by expected maturity dates (in thousands):

                              Variable Rate (a)    Fixed Rate (b)

Maturing in:
        1999                       $11,967            $     --
        2000                         6,971                  --
        2001                         8,172                  --
        2002                         9,992                  --
        2003                        12,120                  --
        2004                        31,250                  --
        Thereafter                      --             100,000
                                   -------            --------
     Total                         $80,472            $100,000
                                   =======            ========

     Fair value at July 3, 1999    $80,472            $100,125

(a) $38.3 million at LIBOR plus 2.50%, $25.0 million at LIBOR plus 2.75% and $17.2 million at Canadian BA rate plus 2.75% (7.57% weighted average at July 3, 1999). Spread reduced by 25 basis points during July 1999.
(b)  All at 10.5%.

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

 None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    OMEGA CABINETS, LTD.


                                    By: /s/ Robert L. Moran
                                        ----------------------------------
                                        Name:  Robert L. Moran
                                        Title: Chief Executive Officer
                                               (Principal executive
                                               officer and principal
                                               financial officer)


Dated:  August 5, 1999