Form 10-Q
period 1999-10-02
OMEGA CABINETS LTD
filed 1999-11-09
CIK 1043958

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


(Mark One)

         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended:   October 2, 1999
                                              ----------------------
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                   For the transition period from:_________to _______________

                      Commission file number:   333-37135
                                             ---------------------


                             Omega Cabinets, Ltd.
      -----------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                        42-1423186
       -------------------------                       ------------------
        (State or other jurisdiction                   (I.R.S. Employer
        incorporation or organization                  Identification Number)



                    1205 Peters Drive, Waterloo, Iowa 50703
     ---------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (319) 235-5700
                 ----------------------------------------------
               (Registrants telephone number, including area code)


                                Not Applicable.
    -----------------------------------------------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements.

The following financial statements are presented herein:

     Condensed Consolidated Balance Sheets as of October 2, 1999
        and January 2, 1999

     Condensed Consolidated Statements of Income for the three months and nine months ended October 2, 1999 and September 26, 1998

     Condensed Consolidated Statements of Cash Flows for the nine months ended October 2, 1999 and September 26, 1998

     Notes to Condensed Consolidated Financial Statements

                             Omega Cabinets, Ltd.
                     Condensed Consolidated Balance Sheets

                                                          October 2      January 2
                                                            1999           1999
                                                         (Unaudited)      (Note)
                                                       -------------  -------------
Assets
Current assets:
  Cash                                                  $  1,879,597   $    650,703
  Accounts receivable                                     27,613,632     13,788,890
  Inventories (Note 2)                                    18,849,821     11,764,729
  Other current assets                                     2,059,315      1,637,794
                                                        ------------   ------------
Total current assets                                      50,402,365     27,842,116

Property, plant and equipment                             54,361,146     36,439,585
Less accumulated depreciation                             10,098,024      7,602,297
                                                        ------------   ------------
                                                          44,263,122     28,837,288

Deferred financing costs, net                              7,396,845      5,360,388
Goodwill, net                                             93,528,686     51,418,582
Other assets                                                 865,440        749,389
                                                        ------------   ------------
Total assets                                            $196,456,458   $114,207,763
                                                        ============   ============

Liabilities and stockholder's equity (deficit)
Current liabilities:
  Accounts payable and accrued expenses                 $ 26,688,409   $ 11,511,438
  Current portion of long-term debt                       12,238,178     11,105,324
                                                        ------------   ------------
Total current liabilities                                 38,926,587     22,616,762

Deferred income taxes                                      3,122,834      1,150,000

Long-term debt, less current portion                     163,511,438    130,750,000

Stockholder's equity (deficit):
  Common stock, $.01 par value; 10,000 shares
  authorized; 1,000 shares issued and outstanding                 10             10
  Additional paid-in capital                              79,752,443     61,072,025
  Predecessor basis adjustment                           (11,031,662)   (11,031,662)
  Foreign currency translation adjustment                 (1,021,938)            --
  Retained earnings (deficit)                            (76,803,254)   (90,349,372)
                                                        ------------   ------------
Total stockholder's equity (deficit)                     ( 9,104,401)   (40,308,999)
                                                        ------------   ------------
Total liabilities and stockholder's equity (deficit)    $196,456,458   $114,207,763
                                                        ============   ============

Note: The balance sheet at January 2, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              Omega Cabinets, Ltd.
            Condensed Consolidated Statements of Income (Unaudited)

                                     Three months ended                Nine months ended
                                October 2    September  26        October 2      September 26
                                  1999            1998               1999            1998
                             ------------------------------     -------------------------------
Net sales                    $72,576,330       $43,027,044      $205,070,491       $124,786,461
Cost of goods sold            50,905,579        30,436,316       144,384,419         89,446,442
                             --------------------------------   --------------------------------
Gross profit                  21,670,751        12,590,728        60,686,072         35,340,019

Selling, general and
administrative expenses        8,519,505         5,151,219        23,566,558         15,029,185
Amortization of goodwill         640,174           359,920         1,824,628          1,079,760
                             --------------------------------   --------------------------------
Operating income              12,511,072         7,079,589        35,294,886         19,231,074

Interest expense               4,489,402         3,689,899        13,185,970         11,436,596
                             --------------------------------   --------------------------------
Income before income
taxes                          8,021,670         3,389,690        22,108,916          7,794,478

Income tax expense             3,151,687         1,288,000         8,562,826          2,974,000
                             --------------------------------   --------------------------------
Net income                   $ 4,869,983       $ 2,101,690      $ 13,546,090       $  4,820,478
                             ================================   ================================

See accompanying notes.

                              Omega Cabinets, Ltd.
          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                             Nine months ended
                                                                          October 2    September 26
                                                                            1999           1998
                                                                      -----------------------------
Operating activities
Net income                                                              $ 13,546,090    $ 4,820,478
Adjustments to reconcile net income to net cash provided by
 operating activities:
 Depreciation and amortization                                             5,116,516      3,430,797
 Noncash stock option expense                                                205,000              -
 Deferred income taxes                                                     1,230,000      1,300,000
 Changes in operating assets and liabilities:
   Accounts receivable                                                    (6,926,506)    (2,563,439)
   Inventories                                                            (2,671,788)      (530,070)
   Other assets                                                                 (260)     1,989,950
   Accounts payable, accrued expenses and other liabilities
                                                                           8,083,741      3,002,659
                                                                      -----------------------------
Net cash provided by operating activities                                 18,582,793     11,450,375

Investing activities
Purchases of property, plant and equipment                                (8,639,260)    (1,984,104)
Payments for acquisition of business                                     (54,250,653)             -
                                                                      -----------------------------
Net cash used in investing activities                                    (62,889,913)    (1,984,104)

Financing activities
Payments for deferred financing costs                                     (2,787,463)      (239,456)
Payments of long-term debt                                               (13,239,146)    (8,000,000)
Proceeds from long-term debt                                              43,062,408      1,380,000
Capital contributions by parent                                           18,681,060        118,627
Payment to parent to redeem common stock and options at parent level
                                                                            (102,821)    (2,605,236)
                                                                      -----------------------------
Net cash provided (used) by financing activities                          45,614,038     (9,346,065)

Effect of foreign exchange rate changes on cash                              (78,024)             -
                                                                      -----------------------------
Net increase in cash                                                       1,228,894        120,206

Cash at beginning of period                                                  650,703        157,520
                                                                      -----------------------------
Cash at end of period                                                   $  1,879,597    $   277,726
                                                                      =============================

See accompanying notes.

                              Omega Cabinets, Ltd.
                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                October 2, 1999

1.   Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended October 2, 1999 are not necessarily indicative of the results that may be expected for the full 1999 fiscal year. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended January 2, 1999.

2.    Inventories

Inventories consist of the following:

                                October 2     January 2
                                   1999          1999
                               ------------  ------------
Raw materials                   $ 8,271,889   $ 4,541,976
Work-in-process                   6,861,258     4,837,431
Finished goods                    3,716,674     2,385,322
                                -----------   -----------
                                $18,849,821   $11,764,729
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



                   Three months ended             Nine months ended
            -----------------------------     -----------------------------
               October 2  September 26        October 2     September 26
                1999            1998             1999            1998
            -----------------------------     -----------------------------
Net sales       $72,576           $61,680     $210,584             $176,119
Net income        4,870             3,158       13,925                6,544


4.    Comprehensive Income

Comprehensive income was $4,929,203 and $2,101,690 for the three months ended October 2, 1999 and September 26, 1998, respectively, and $12,524,152 and $4,820,478 for the nine months ended October 2, 1999 and September 26, 1998, respectively.

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

                              Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)

5.   Guarantor and Non-guarantor Subsidiaries (continued)

Beginning in fiscal 1999 as a result of the Kitchen Craft acquisition, the Company also has two wholly-owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft business. Set forth below are consolidating condensed financial statements as of and for the three and nine months ended October 2, 1999, which separately reflect the combined non-guarantor subsidiaries (amounts in thousands):

                                           The       Non-guarantor
                                          Company*   Subsidiaries  Eliminations   Consolidated
                                          ---------  ------------  -------------  -------------
Condensed Consolidating Balance Sheet
Current assets:
 Cash                                     $  1,062        $   818      $      -       $  1,880
 Accounts receivable                        19,231          8,383             -         27,614
 Inventories                                14,378          4,472             -         18,850
 Other                                       1,382            677             -          2,059
                                          --------        -------      --------       --------
Total current assets                        36,053         14,350             -         50,403
Property, plant and equipment, net          34,025         10,238             -         44,263
Goodwill, net                               50,847         42,682             -         93,529
Other noncurrent assets                     46,524            524       (38,787)         8,261
                                          --------        -------      --------       --------
Total assets                              $167,449        $67,794      $(38,787)      $196,456
                                          ========        =======      ========       ========
Current liabilities:
 Accounts payable and accrued expenses    $ 18,991        $ 7,914      $   (216)      $ 26,689
 Current portion of long-term debt          10,239          1,999             -         12,238
                                          --------        -------      --------       --------
Total current liabilities                   29,230          9,913          (216)        38,927
Long-term debt, less current portion       150,507         38,004       (25,000)       163,511
Other noncurrent liabilities                 2,380            743             -          3,123
Total stockholder's equity (deficit)       (14,668)        19,134       (13,571)        (9,105)
                                          --------        -------      --------       --------
Total liabilities and stockholder's
equity (deficit)                          $167,449        $67,794      $(38,787)      $196,456
                                          ========        =======      ========       ========


*  Includes Panther which is inconsequential as described above.

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)

5.   Guarantor and Non-guarantor Subsidiaries (continued)

                                                    Three months ended October 2, 1999
                                          -----------------------------------------------------
                                              The    Non-guarantor
                                            Company   Subsidiaries   Eliminations  Consolidated
                                          -----------------------------------------------------

                         Condensed Consolidating Statement of Income

Net sales                                   $49,122    $23,454         $      -      $72,576
Cost of goods sold                           36,259     14,646                -       50,905
                                          -----------------------------------------------------
Gross profit                                 12,863      8,808                -       21,671
Selling, general and administrative
 expenses                                     5,815      3,345                -        9,160
Interest expense                              3,668        821                -        4,489
                                          -----------------------------------------------------
Income before income taxes                    3,380      4,642                -        8,022
Income tax expense                            1,290      1,862                -        3,152
                                          -----------------------------------------------------
Net income                                  $ 2,090    $ 2,780                -      $ 4,870
                                          =====================================================
                                                     Nine months ended October 2, 1999
                                          -----------------------------------------------------
                                              The     Non-guarantor
                                            Company   Subsidiaries   Eliminations  Consolidated
                                          -----------------------------------------------------

                         Condensed Consolidating Statement of Income

Net sales                                   $146,803   $58,267         $      -      $205,070
Cost of goods sold                           107,187    37,197                -       144,384
                                          -----------------------------------------------------
Gross profit                                  39,616    21,070                -        60,686
Selling, general and administrative
 expenses                                     17,614     7,777                -        25,391
Interest expense                              10,864     2,322                -        13,186
                                          -----------------------------------------------------
Income before income taxes                    11,138    10,971                -        22,109
Income tax expense                             4,178     4,385                -         8,563
                                          -----------------------------------------------------
Net income                                  $  6,960   $ 6,586         $      -      $ 13,546
                                          =====================================================

                   Condensed Consolidating Statement of Cash Flows

Operating activities:
  Net cash provided by operating            $ 11,741   $  6,842   $      -   $ 18,583
   activities

Investing activities:
  Purchases of property, plant and
   equipment                                  (7,160)    (1,479)         -     (8,639)
  Payments for acquisition of business          (516)   (53,735)         -    (54,251)
                                          -------------------------------------------
Net cash used in investing activities         (7,676)   (55,214)              (62,890)

Financing activities:
  Proceeds from long-term debt                25,000     15,727          -     40,727
  Capital contributions, net of
     redemptions                              17,269     12,746    (13,571)    16,444
  Intercompany funding                       (37,583)    24,012     13,571          -
  Payments of long-term debt                  (6,108)    (2,661)         -     (8,769)
  Payments for deferred financing costs       (2,231)      (557)         -     (2,788)
                                          -------------------------------------------
Net cash provided by (used in) financing
  activities                                  (3,653)    49,267          -     45,614
Effect of foreign exchange                         -        (78)         -        (78)
                                          -------------------------------------------
Net increase in cash                             412        817                 1,229

Cash at beginning of period                      651          -          -        651
                                          -------------------------------------------
Cash at end of period                       $  1,063   $    817   $      -   $  1,880
                                          ===========================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended October 2, 1999 and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the year ending January 2, 1999.

1999 Kitchen Craft Acquisition

     On January 29, 1999, the Company consummated the acquisition of Kitchen Craft of Canada, Ltd. ("Kitchen Craft") as further described in the Notes to Condensed Consolidated Financial Statements. The acquisition was accounted for as a purchase, with Kitchen Craft consolidated with the Company effective from the acquisition date forward. Accordingly, the Company's results of operations for the third quarter of fiscal 1999 reflect eight months of results of Kitchen Craft.

Results of Operations

Net Sales for the three months ended October 2, 1999 ("third quarter 1999") were $72.6 million compared to $43.0 million for the comparable period in 1998 ("third quarter 1998"), an increase of 68.7%. This increase was primarily attributable to the addition of Kitchen Craft, strong consumer spending on remodeling projects, and robust new housing starts. Net sales for Kitchen Craft for third quarter 1999 were $23.5 million and were not included in 1998 results. For the first nine months of 1999, net sales were $205.1 million compared to $124.8 million for the comparable period in 1998 ("first nine months of 1998"), an increase of 64.3%. Net sales for Kitchen Craft for the first nine months of 1999 were $58.3 million and were not included in 1998 results. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $22.4 million in the third quarter 1999 compared to $20.1 million for the third quarter 1998, an increase of 11.3%, primarily attributable to higher sales of custom cabinetry. For the first nine months of 1999, net sales of the Omega lines were $67.4 million compared to $60.6 million for the first nine months of 1998, an increase of 11. 1%. This increase was driven by new custom cabinetry dealers who produced strong sales results, increased Omega exposure as a result of new Home Depot EXPO Design Center openings, and strong remodeling spending. Net sales of HomeCrest stock cabinetry were $26.7 million in the third quarter 1999 compared to $22.9 million in third quarter 1998, an increase of 16.7%. Strong sales to existing dealers, impact of sales by new dealers, and strong new
housing starts drove this growth.   For the first nine months of  1999 net sales
of HomeCrest stock cabinetry were $79.4 million compared to $64.1 million for the first nine months of 1998, an increase of 23.9%.

Gross Profit for the third quarter 1999 was $21.7 million compared to $12.6
million for the third quarter 1998, an increase of 72.1%.   As a percentage of
net sales, gross profit increased to 29.9% in the third quarter 1999 from 29.3% in third quarter 1998, primarily as a result of the Kitchen Craft acquisition and higher selling prices at every division, which was partly offset by additional hiring and training expenses at HomeCrest to support extraordinary growth and start-up costs related to Omega's new rough mill facility. Kitchen Craft realized the highest gross profit percentage at 37.6%. Omega's and HomeCrest's combined gross profit percentage for third quarter 1999 was 26.2% compared to 29.3% for third quarter 1998 as a result of additional hiring and training expenses at HomeCrest and start-up costs related to Omega's new rough mill facility. For the first nine months of 1999, gross profit was $60.7 million compared to $35.3 million for the first nine months of 1998, an increase of 71.7%. As a percentage of net sales, gross profit increased to 29.6% in the first nine months of 1999 compared to 28.3% in the first nine months of 1998 primarily as a result of the Kitchen Craft acquisition, though partly offset by modestly lower gross margins at both HomeCrest and Omega as discussed previously.

Selling, General and Administrative Expenses for the third quarter 1999 were $8.5 million compared to $5.2 million for the third quarter 1998, an increase of 65.4%. The increase of $3.4 million is primarily attributable to Kitchen Craft expenses of $3.1 million, which were not included in 1998 results, higher sales commissions related to revenue growth, and $0.2 million related to non-cash stock option expense, partly offset by $0.5 million of non-recurring expenses incurred during third quarter 1998 related to a broken acquisition deal. As a percentage of net sales, selling, general and administrative expenses declined to 11.7% in the third quarter 1999 from 12.0% in the third quarter 1998, primarily due to non-recurring costs in 1998 supporting various sales growth initiatives. For the first nine months of 1999, selling, general and administrative expenses were $23.6 million compared to $15.0 million for the first nine months of 1998, an increase of 56.8%. The increase of $8.5 million was primarily attributable to Kitchen Craft expenses of $7.0 million, higher sales commissions related to revenue growth, and $0.2 million non-cash stock option expense, partly offset by the 1998 broken deal costs. As a percentage of net sales, selling, general and administrative expenses declined to 11.5% for the first nine months of 1999 from 12.0% for the first nine months of 1998.

Operating Income for the third quarter 1999 was $12.5 million compared to $7.1 million for the third quarter of 1998, an increase of 76.7%. As a percentage of sales, operating income increased to 17.2% for the third quarter 1999 from 16.5% for the third quarter 1998, primarily attributable to the addition of Kitchen Craft, sales price increases, and aggressive overhead cost control. For the first nine months of 1999, operating income was $35.3 million compared to $19.2 million for first nine months of 1998, an increase of 83.5%. As a percentage of sales, operating income increased to 17.2% for the first nine months of 1999 compared to 15.4% for the first nine months of 1998.

Interest Expense for the third quarter 1999 was $4.5 million compared to $3.7 million for the third quarter 1998, an increase of 21.7%, primarily due to increased borrowings associated with the Kitchen Craft acquisition, which was partly offset by lower interest rates on senior debt. For the nine months of 1999, interest expense was $13.2 million compared to $11.4 million for the first nine months of 1998, an increase of 15.3%. During September 1999, the Company realized a 75 basis point reduction in senior debt interest as a result of attaining certain debt coverage levels.

Income Taxes for the third quarter 1999 reflected an effective tax rate of 39.3% compared to 38.0% for the third quarter 1998. For the first nine months of 1999, the effective tax rate was 38.7% compared to 38.2% for the first nine months of 1998. The increase was attributable to a slightly higher effective tax rate at Kitchen Craft.

Net Income for the third quarter 1999 was $4.9 million compared to $2.1 million for the third quarter 1998, primarily attributable to the Kitchen Craft addition as well as other factors described above. For the first nine months of 1999, net income was $13.5 million compared to $4.8 million for the first nine months of 1998.


Results of Operations -- Pro Forma

The historical consolidated results discussed above include Kitchen Craft results only since the January 29, 1999 acquisition date. To provide more insight into the underlying performance of the consolidated group, a pro forma summary for third quarter and first nine months are shown below treating Kitchen Craft as if it has been acquired prior to 1998.

                       Third     Third
                      Quarter   Quarter
                        1999      1998    Increase     TTM(1)
                      --------  --------  ---------  -----------
Net Sales:
 Omega/HomeCrest       $ 49.1    $ 43.0       14.2%    $191.2
 Kitchen Craft           23.5      18.7       25.7%      82.2
                       ------    ------              --------
 Consolidated          $ 72.6    $ 61.7       17.7%    $273.4
                       ======    ======              ========

EBITDA(2):
 Omega/HomeCrest       $  8.2    $  8.7       -5.1%    $ 33.6
 Kitchen Craft            6.1       3.5       71.0%      18.5
                       ------    ------              --------
 Consolidated          $ 14.3    $ 12.2       17.0%    $ 52.1
                       ======    ======              ========

EBITDA Margin(2):
 Omega/HomeCrest         16.7%     20.1%                 17.6%
 Kitchen Craft           25.8%     19.0%                 22.4%
 Consolidated            19.7%     19.8%                 19.0%

                      First 9    First 9
                      Months     Months
                       1999      1998        Increase
                       ----      ----        --------
Net Sales:
 Omega/HomeCrest       $146.8    $124.8       17.6%
 Kitchen Craft           63.8      51.3       24.2%
                       ------    ------
 Consolidated          $210.6    $176.1       19.6%
                       ======    ======

EBITDA(2):
 Omega/HomeCrest       $ 25.6    $ 23.0       11.0%

 Kitchen Craft           14.7       7.7       89.2%
                       ------    ------
 Consolidated          $ 40.2    $ 30.8       30.7%
                       ======    ======

EBITDA Margin (2):
 Omega/HomeCrest         17.4%     18.4%
 Kitchen Craft           23.0%     15.1%
 Consolidated            19.1%     17.5%



____________

(1) Trailing twelve months through third quarter 1999.

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

Pro Forma Net Sales for third quarter 1999 were $72.6 million compared with $61.7 million for third quarter 1998, an increase of 17.7%. All three divisions experienced double-digit sales growth driven by strong new construction and sales of existing homes as well as the introduction of new products and an increase in selling locations. For the first nine months of 1999, pro forma net sales were $210.6 million compared to $176.1 million for the first nine months of 1998, an increase of 19.6%. Kitchen Craft sales to the U.S. market increased 45% during first nine months of 1999 compared to first nine months of 1998, driven by strong growth at existing dealers, the addition of new selling locations, and an increase in cabinet average selling price. Kitchen Craft Sales to the Canadian market increased 5% as lower margin project business was pruned and cabinet prices increased.


Pro Forma EBITDA for the third quarter 1999 was $14.3 million compared with $12.2 million for the third quarter 1998, an increase of 17.0%. As a percentage of net sales, EBITDA was 19.7% during the third quarter 1999, similar to the third quarter 1998. Kitchen Craft EBITDA and percent to sales increased dramatically during the third quarter 1999 compared to the third quarter 1998, primarily as a result of higher sales of semi-custom cabinetry to U.S. dealers that have substantially higher margins than stock cabinetry sales in Canada. Both the Omega and HomeCrest divisions experienced EBITDA margin declines resulting from additional hiring and training expenses at HomeCrest to support growth and start-up costs at Omega related to a new rough mill facility. For the first nine months of 1999, EBITDA was $40.2 million compared to $30.8 million for the first nine months of 1998, an increase of 30.7%. EBITDA margin increased to 19.1% compared to 17.5% during first nine months of 1998.


Liquidity and Capital Resources

     The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

     Net cash provided by operating activities for the first nine months of 1999 was $18.6 million as compared to $11.5 million for the first nine months of 1998. The increase of $7.1 million was driven primarily by an 8.7% million increase in net income resulting from the Kitchen Craft acquisition and strong operating performance, partly offset by higher working capital to support revenue growth.

     The Company used cash in investing activities of $62.9 million in the first nine months of 1999 compared to $2.0 million for the first nine months of 1998, an increase of $60.9 million attributable to $54.3 million related to financing of the Kitchen Craft acquisition and $6.7 million increase in capital expenditures. Total capital expenditures for the first nine months of 1999 were $8.6 million compared to $2.0 million for the first nine months of 1998, due primarily to 1999 spending for the Omega rough mill, Omega ERP implementation, and Kitchen Craft.

     Cash provided by financing activities was $45.6 million for the first nine months of 1999 compared to a cash usage of $9.3 million for the first nine months of 1998. This change of $55.0 million was due primarily to financing of the Kitchen Craft acquisition and related financing costs.

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

     As a result of the fiscal 1999 acquisition of Kitchen Craft, the Company's long-term debt structure has changed substantially. At October 2, 1999, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $55.9 million term facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $20.7 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

     As of October 2, 1999, the Company had additional borrowing availability of $15.2 million under the U.S. Revolving Facility and (Cdn) $13.8 million under the Canadian Revolving Facility. In addition, the Company had cash of $1.9 million that was subsequently used to reduce both the U.S. and Canadian Revolving Debt. The U.S. Term Facility requires quarterly principal payments that began in April 1999 at $1.0 million per quarter and increasing at each September anniversary. Subsequent payments will be approximately $1.3 million, $1.4 million, $1.8 million and $2.2 million per quarter during the four quarter periods beginning September 1999, 2000, 2001, and 2002, respectively, with $2.6 million payments due the last two quarters in 2003. Finally, four equal quarterly payments will occur during 2004 with the term loan fully amortized on December 31, 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. The Canadian Term Facility requires quarterly payments beginning in April 1999 at approximately (Cdn) $0.4 million per quarter and increasing at each anniversary. Subsequent payments will be approximately (Cdn) $0.5 million, (Cdn) $0.6 million, (Cdn) $0.8 million, (Cdn) $0.9 million and (Cdn) $2.3 million per quarter during 2000, 2001, 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.


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

     The Company has completed an assessment of its IT systems, both hardware and software, and has developed a plan to timely address the Year 2000 issue. Systems that interact with customers and that focus on the core business functions of buying, manufacturing, selling and accounting have been given the highest priority. Systems and equipment, particularly production equipment that utilize embedded chips, that are not Year 2000 compliant have been identified and remediation efforts are in process. Management estimates that nearly 95% of the remediation efforts were completed as of

October 2, 1999. Some of the Company's current systems are being upgraded and others are being replaced with Year 2000-compliant systems. System upgrades and replacements are being unit-tested as they are completed. All remediation efforts and testing of replacement systems are expected to be completed by December 1, 1999. The Company is monitoring the need to develop contingency plans to remediate information systems scheduled to be replaced in case delays in the installation schedule for the new systems make remediation of the older systems necessary. The Company currently believes that it will complete all phases of its plan without any material adverse consequences to its business, operation, or financial condition.

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

     The Company has spent approximately $1.8 million to date in the execution of its Year 2000 plan. Total costs to address Year 2000 issues are currently estimated not to exceed $2.0 million and consist primarily of costs for the remediation of internal systems, including internal programming time. Funds for these costs are expected to be provided by the operating cash flows of the Company.

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

Forward Looking Statements

     When used in this quarterly report on Form 10-Q, the word "believes," "anticipates" and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company's actual results and could cause the Company's results for 1999 to differ materially from those expressed in any forward statements made by the Company: (i) economic conditions in the remodeling and housing markets, (ii) availability of credit,
(iii) increases in interest rates, (iv) cost of lumber and other raw materials,
(v) inability to maintain state-of-the-art manufacturing facilities, (vi) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (vii) inability to capitalize on opportunities presented by industry consolidation, (viii) loss or retirement of key executives and (ix) inability to grow by acquisition of additional cabinetry manufactures or to effectively consolidate operations of businesses acquired.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of October 2, 1999, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by expected maturity dates (in thousands):


                                   Variable Rate (a)        Fixed Rate (b)
       Maturing in:
               1999                       $ 1,613                 $     --
               2000                         6,970                       --
               2001                         8,171                       --
               2002                         9,990                       --
               2003                        17,763                       --
               2004                        31,242                       --
               Thereafter                      --                  100,000
                                          -------                 --------
            Total                         $75,749                 $100,000
                                          =======                 ========

            Fair value at July 3, 1999    $75,749                 $100,125

(a) $35.7 million at LIBOR plus 1.75%, $25.0 million at LIBOR plus 2.00% and $15.0 million at Canadian BA rate plus 2.00% (7.90% weighted average at October 2, 1999). Spread reduced by 75 basis points during the third quarter of 1999.
(b)  All at 10.5%.

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

None.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

     In the third quarter of 1999, Omega Holdings, Inc., the sole stockholder of the Company, consented to the removal of Mr. Costa Littas as a director of the Company.

Item 5.   Other Information.

     On June 25, 1999 Mr. Earl Lytle resigned from his position as Vice President of Manufacturing. Pursuant to a Severance Agreement dated May 5, 1999, Mr. Lytle was granted a salary continuance for four weeks following his resignation in an approximate aggregate amount of $7,000 and his equity investments in the Company were repurchased in accordance with the terms of the Shareholders Agreement. In addition, Mr. Lytle agreed not to seek employment with any Omega competitors until July 1, 2000.

     Commencing June 14, 1999, Mr. David Romeo was hired by the Company to serve as the Senior Vice President of Operations. Pursuant to an Employment Agreement dated May 27, 1999, Mr. Romeo will receive an annual base salary of $145,000 plus a bonus in accordance with the Company's Bonus Plan. In addition, Mr. Romeo is eligible to purchase up to 300 shares of Holdings stock in exchange for $200,000 and a $328,245 long term note. Mr. Romeo also became eligible to participate in the Company's Stock Option Plan.

     The Company's Annual Report on Form 10-K filed on April 1, 1999, incorrectly reported Mr. David Kim and Mr. Herbert Buller as directors of the Company. Messrs. Kim and Buller were elected in February, 1999 as directors of Holdings, the Company's parent and sole stockholder. Messrs. Buller and Kim are not at this time and were at no time directors of the Company.

     In the third quarter of 1999, Costa Littas resigned as a director of the Company. On October 29, 1999, Robert Bertch resigned as a director of the Company. Robert Moran, Gilbert Butler and Donald Cihak remain as members of the Company's Board of Directors.


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

10.41 C. Rae Employment Agreement dated October 22, 1997. (Incorporated by reference to Exhibit 10.41 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.42 Offer and Acceptance Contract dated September 15, 1998 for sale of land to Company. (Incorporated by reference to Exhibit 10.42 to the Annual Report on Form 10-K file with the Commission on April 1, 1999).
10.51  E. Lytle Severance Agreement dated May 5, 1999.
10.52  D. Romeo Employment Agreement dated May 27, 1999.

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


                                    OMEGA CABINETS, LTD.


                                    By: /s/
                                        ------------------------------
                                        Name:  Robert L. Moran
                                        Title: Chief Executive Officer
                                               (Principal executive
                                               officer and principal
                                               financial officer)


Dated:  November 8, 1999