Form 10-K405
period 2000-01-01
OMEGA CABINETS LTD
filed 2000-03-31
CIK 1043958

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2000

                        Commission file number 333-37135

             -------------------------------------------------------

                              Omega Cabinets, Ltd.

             -------------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                        42-1423186
--------------------------------------------------------------------------------
State or other jurisdiction                 (I.R.S. Employer Identification No.)
of incorporation or organization

                     1205 Peters Drive, Waterloo, Iowa 50703
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

Registrant's telephone number, including area code:   (319) 235-5700

       Securities registered pursuant to Section 12(b) of the Act:   None
       Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. |X|

On March 30, 2000, all of the voting stock of Omega Cabinets, Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation.

As of March 30, 2000, Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K INDEX

                                                                                             Page
                                                                                             ----

Part I..........................................................................................3
         Item 1.  Business......................................................................3
         Item 2.  Properties. .................................................................12
         Item 3.  Legal Proceedings............................................................13
         Item 4.  Submission of Matters to a Vote of Security Holders..........................13

Part II........................................................................................13
         Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters........13
         Item 6.  Selected Financial Data......................................................14
         Item 7.  Management's Discussion and Analysis of Financial Condition
                    and Results of Operation...................................................15
         Item 8.  Financial Statements and Supplementary Data..................................23
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...................................................24

Part III.......................................................................................25
         Item 10.  Directors and Executive Officers of the Registrant..........................25
         Item 11.  Executive Compensation......................................................28
         Item 12.  Security Ownership of Certain Beneficial Owners and Management..............32
         Item 13.  Certain Relationships and Related Transactions..............................35

Part IV........................................................................................37
         Item 14.  Exhibits, Financial Statements Schedules, and Reports on Form 8-K...........37

      Reference in this Annual Report on Form 10-K is made to the Omega(TM), HomeCrest(TM), Kitchen Craft(R), and Kitchen Craft (registered in Canada) trademarks, which are owned by Holdings.

                                     Part I

Item 1. Business.

      Omega Cabinets, Ltd. (the "Company" or "Omega") is a leading manufacturer of wood and laminate kitchen cabinetry, bathroom vanities and related accessories. Headquartered in Waterloo, Iowa, the Company produces a wide array of custom, semi-custom and stock kitchen cabinetry and bathroom vanities primarily for use in residential remodeling and, to a lesser extent, in new construction. Omega manufactures its products in state-of-the-art, highly-integrated facilities under the Omega (custom), Dynasty (semi-custom), and Embassy (semi-custom) brand names. Omega's HomeCrest division ("HomeCrest") manufactures its stock cabinets under the HomeCrest, Legend and Great Buy Cabinetry brand names. The Company sells to a broad network of kitchen and bath dealers, home centers, builders/contractors and independent distributors.

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

      On January 29, 1999, the Company consummated the acquisition of Kitchen Craft of Canada Ltd. ("Kitchen Craft") for approximately $54.3 million. Concurrently with the acquisition, (i) Mezzanine Lending Associates III, L.P. ("MLA III") purchased stock of Holdings for approximately $13.3 million, (ii) the Company amended and restated its existing senior credit agreement to provide for an additional term loan of $25.0 million, (iii) the Company entered into a Canadian dollar denominated senior credit agreement (the "Canadian Senior Credit Agreement") pursuant to which it borrowed (Cdn) $22.0 million under a term loan and approximately (Cdn) $2.0 million under a revolving loan, and (iv) the existing Kitchen Craft management received shares of Class B Common Stock of Kitchen Craft with a fair value of approximately $4.0 million, which are exchangeable on a 1-for-1 basis into shares of common stock of Holdings.

      In connection with the acquisition of Kitchen Craft, the Company solicited the consent of the holders of its 10-1/2% Senior Subordinated Notes due 2007 (the "Notes") to certain amendments to the Indenture dated as of July 24, 1997 (the "Indenture") between the Company, Panther Transport, Inc., HomeCrest Corporation and The Chase Manhattan Bank, as trustee. On January 28, 1999, the Company, Panther Transport, Inc. and The Chase Manhattan Bank, as trustee, entered into the First Supplemental Indenture to effect the amendments to the Indenture described in the Company's Consent Solicitation Statement dated January 12, 1999, as supplemented by Supplement No. 1 thereto dated January 26, 1999, Supplement No. 2 thereto dated January 27, 1999, and Supplement No. 3 thereto dated January 27, 1999.

      Immediately following consummation of the acquisition of Kitchen Craft, the Company, Panther Transport, Inc., Omega Kitchen Craft U.S. Corp., Bulrad Illinois, Inc., and The Chase Manhattan Bank, as trustee, entered into the Second Supplement Indenture dated January 29, 1999 pursuant to which each of Omega Kitchen Craft U.S. Corp. and Bulrad Illinois, Inc. agreed to guarantee the Company's obligations under the Notes and the Indenture in accordance with the terms and provisions of the Indenture.

Products

      The Company specializes in manufacturing kitchen cabinetry and bathroom vanities and accessories. The Company offers its customers one of the most extensive product lines in the cabinetry industry and believes that it is one of only two national manufacturers that produces a full line of kitchen cabinetry for all three market price points: custom, semi-custom and stock. The Company's cabinetry is distinguished by its high quality materials, superior finishes and expert construction. The following chart illustrates the Company's fiscal 1997, 1998 and 1999 sales by product line:

                              Sales by Product Line
                              (dollars in millions)

Product                         1997                   1998                  1999(1)
-------                         ----                   ----                  ----

                              $     % of Sales      $      % of Sales      $      % of Sales
                           ------   ----------    ------   ----------    ------   ----------
Omega/HomeCrest

Custom Cabinetry           $ 12.3        7.9%     $ 13.2        7.8%     $ 17.2        9.0%

Semi-Custom Cabinetry      $ 44.3       28.4%     $ 51.1       30.2%     $ 53.8       28.3%

Stock Cabinetry            $ 82.9       53.1%     $ 87.8       51.9%     $102.4       53.9%

Bath Vanities &  Other     $ 16.4       10.6%     $ 17.1       10.1%     $ 16.7        8.8%
                           ------     ------      ------     ------      ------     ------

Total                      $155.9      100.0%     $169.2      100.0%     $190.1      100.0%
                           ======     ======      ======     ======      ======     ======

Kitchen Craft

Semi-Custom Cabinetry          --         --          --         --      $ 50.6       62.3%

Stock Cabinetry                --         --          --         --      $ 18.1       22.2%

Countertops & Other            --         --          --         --      $ 12.6       15.5%
                                                                         ------     ------

Total                          --         --          --         --      $ 81.3      100.0%
                                                                         ======     ======

(1) These sales include eleven months of results for 1999 for Kitchen Craft, which was acquired on January 29, 1999.

      Custom Cabinetry. The Company manufactures and markets custom kitchen cabinetry under the Omega Custom brand name. Omega Custom cabinets are manufactured for each individual customer and are distinguished by their high quality design, premium materials and superior construction. Omega Custom offers the consumer the widest choice of cabinetry configurations, door styles and wood species within the Company's product lines. The Company believes it is one of the few custom cabinetry manufacturers capable of offering national distribution as well as an unlimited choice of finishes through its "custom color match" program. The Company's custom cabinetry is primarily sold to kitchen and bath dealers as well as through Home Depot Expo and Sears' The Great Indoors locations.

      Semi-Custom Cabinetry. The Company manufactures and markets semi-custom kitchen cabinetry under the Dynasty and Embassy brand names. Dimensional modifications of size are available in both the Dynasty and Embassy lines, but not to the extent available with the Omega Custom line. Approximately 33% of Dynasty/Embassy cabinetry sales are produced from maple, with the balance primarily made up of oak (28%), cherry (19%) and pecan (15%). The Dynasty line is sold primarily to kitchen and bath dealers, while the Embassy line is sold primarily through home centers and lumber yards such as Home Depot Expo and Sears The Great Indoors.

      Stock Cabinetry. The Company manufactures and markets stock cabinetry under the HomeCrest, Legend and Great Buy Cabinetry brand names. The HomeCrest brand is sold through HomeCrest's distribution network of dealers, builder/contractors and independent distributors. In September 1995, the Company launched its Legend line of stock cabinetry that was developed subsequent to the acquisition of HomeCrest in order to cross-sell stock cabinetry through the Omega dealer network. In 1999, HomeCrest introduced Great Buy Cabinetry targeted toward the builder channel.

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

      Other Products. Although the Company manufactures numerous standard wall and base cabinetry sizes, the Company also manufactures various corner cabinets, peninsula cabinets, special wall cabinets, medicine cabinets, special use cabinets, sink bases, appliance cabinets and tall storage cabinets. The Company also manufactures furniture products, such as bookcases, entertainment centers, hutches and desks and offers a line of kitchen and bath-related accessory products.

      In December 1996, the Company began marketing a line of all-wood, value-priced home entertainment centers. The Company currently offers this line in five styles. Initial distribution plans include some of the larger selling locations in the Company's distribution network.

      Kitchen Craft manufactures laminated countertops which are sold primarily through company-owned retail stores in Canada as well as installation service and related products sold solely through these stores.

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

      Suppliers and Raw Materials. In 1999, the Company purchased roughly $99 million of lumber and other raw materials from approximately 60 different suppliers, the largest of which represented approximately 4% of such purchases. The Company is not dependent upon any specific supplier for any of its raw materials or component parts. The Company believes that its sources of supply are adequate for its needs. Additionally, the Company recently formed a dedicated materials management team to monitor its materials purchasing with the goal of reducing costs.

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

      Transportation/Freight. Panther Transport, Inc. ("Panther"), a wholly-owned subsidiary of the Company, provides trucking and freight services to the Company for its Omega product lines. Panther leases 37 tractors and 50 trailers. HomeCrest and Kitchen Craft products are primarily shipped through contract carriers to customers.

Sales and Marketing - Omega

      The Company sells its products in the United States principally through its network of 1,423 active kitchen and bath dealer locations, as well as through home centers, builder/contractors and independent distributors. An individual dealer may maintain more than one store location. Active kitchen and bath dealer selling locations are defined by the Company as only those dealer locations which have purchased over $10,000 of products in the past year. The sales force and distribution network for the Company's Omega product lines is separate and distinct from the distribution of stock product lines manufactured by HomeCrest. The following chart illustrates the growth in the Company's active selling locations from 1997 to 1999:

                            Active Selling Locations

            Kitchen &            Home
Year        Bath Dealers         Centers        Other(1)       Total Locations
----        ------------         -------        --------       ---------------

1997        1,248                235                 20        1,503

1998        1,297                276                 27        1,600

1999        1,423                247                 30        1,700

-----------------------
(1) Includes independent distributors and builders/contractors.

      In 1999, approximately 82% of the Company's sales were through kitchen and bath dealers. The Company has established strong relationships with its dealers through superior customer service, timely delivery, quality products and competitive pricing. Extensive interviews of kitchen and bath cabinetry dealers indicate that service, timeliness of delivery, perceived value, and product quality are all more important than price in choosing a cabinetry supplier. In 1999 the Company had an on-time, accurate completion record above 95%, which is aided by its bar coding systems for tracking work-in-progress and finished goods inventory. These systems enable the Company to provide its dealers with rapid order status and product information and options. The Company seeks to establish long-term relationships with quality dealers and has experienced very low dealer turnover rates, creating what management believes is a significant competitive advantage within the industry.

      Kitchen and bath dealers primarily service the remodeling market and provide design consultation services to the consumer. These dealers primarily sell custom and semi-custom products. The Company added 344 new kitchen and bath dealer selling locations in 1999 and believes that the addition of new dealers is important to future sales growth. It has been the Company's experience that new selling locations generally mature within a 9- to 18-month time period. The Company has focused particularly on adding dealers for its stock products in an effort to increase sales of stock cabinetry into the remodeling market which is less cyclical than the new construction market.

      The Company further markets its products through home centers such as Home Depot, Home Depot Expo, Sears' The Great Indoors, Menards and Eagle. The Company has selectively targeted certain national and regional chains to distribute its custom and semi-custom cabinetry and bath vanities. In 1999, the Company increased sales through its home center channel by 12% driven primarily by new store openings at Expo and the Great Indoors partly offset by lower sales at Me nards due to temporary store closures for remodeling. In 1999, sales in the home center distribution channel represented approximately 9% of the Company's total net sales.

      The Company also sells products through two independent distributors which accounted for approximately 7% of total sales in 1999.

      In early 1996, the Company also began targeting the manufactured housing market and generated $3.1 million in sales in fiscal 1999 from one manufacturer. The Company is uniquely positioned to serve the manufactured housing segment through its Goshen, Indiana stock cabinetry manufacturing facility, which geographically neighbors Elkhart, Indiana, the center of the U.S. manufactured housing industry.

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

      The Company maintains separate sales forces for products produced by Omega and HomeCrest consisting of 90 independent sales representatives, six company-employed salespersons and approximately 30 customer service professionals. The sales force assists the Company's dealers with training, promotions, cabinetry displays and other services. All orders are placed directly with the Company.

Sales and Marketing - Kitchen Craft

      Kitchen Craft sells it products in Canada and the United States principally through its network of 373 kitchen dealer locations and 12 company-owned retail stores. In 1999, dealer locations contributed 67% of sales, retail stores 30%, and one regional homecenter, Beaver Lumber, contributed 3%.

      Kitchen Craft generates approximately 46% of its sales from the Canadian market, which is supported by a broad distribution network including 143 dealers, 10 company-owned retail stores, and 78 Beaver Lumber locations. The retail stores were created due to the lack of a strong distribution channel of independent kitchen and bath dealers in Canada. Management attributes this industry dynamic primarily to the prevalence of nearly exclusive manufacturer representation by dealers and the lack of population density in Canada. Kitchen Craft's company-owned stores function in essentially the same manner and provide substantially equivalent customer services as independent dealers.

      The United States generates approximately 54% of Kitchen Craft sales and is supported by 230 dealers and 2 company-owned stores located in Seattle and Austin. In 1992, the Company aggressively expanded its United States distribution network and the company-owned stores were created to overcome initial difficulties in penetrating the independent dealer network.

      Kitchen Craft maintains a U.S. sales force consisting of 10 company-employed salespersons and 13 independent sales representatives. The sales force assists the Company's dealers with training, promotion, cabinetry displays and other services.

Employees

      As of January 1, 2000, the Company employed approximately 1,900 people of which 257 were salaried and 1,643 were hourly, none of whom are covered by a union or collective bargaining agreement. In addition, Kitchen Craft has approximately 1,225 workers, none of whom are covered by a union or a collective bargaining agreement. In addition, 164 of these employees work at the 12 company-owned retail stores.

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

      The United States kitchen and bath cabinetry industry is highly fragmented with over 4,500 manufacturers. However, management believes that the industry continues to consolidate, and that this trend toward industry consolidation will continue as larger competitors with broader product offerings and more extensive distribution networks will displace smaller, less-capable competitors.

Competition

      The cabinetry industry is mature, competitive, regional and fragmented, with approximately 4,500 manufacturers, many of which are small and compete primarily on a local or regional basis. There are relatively low capital requirements for cabinetry assembly, and therefore it is relatively easy for small competitors to enter the industry.

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

Item 2. Properties.

      The following are the Company's principal manufacturing facilities and properties:

Location                   Owned/Leased        Products                          Square Ft.
--------                   ------------        --------                          ----------

Waterloo, Iowa             Owned             Custom and semi-custom              420,000
                                             cabinetry and vanities

Goshen, Indiana            Owned             Stock cabinetry                     477,000

Clinton, Tennessee (1)     Owned             Finished frames and flat            201,000
                                             panel doors

Winnipeg, Manitoba         Owned             Stock and semi-custom cabinetry     360,000

Winnipeg, Manitoba         Leased            Laminated countertops                30,000

----------

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

                                     Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

      As of March 30, 2000, Omega had 10,000 authorized shares of common stock, par value $.01 per share, of which 1,000 were issued and outstanding and held by Holdings. There is no established public trading market for Omega common stock. Omega's ability to pay dividends is limited under the Indenture, as amended.

Item 6. Selected Financial Data

      Set forth below is selected financial data of the Company. The Statement of Income and Balance Sheet Data of the Company for the fiscal years 1995 through 1999 have been derived from the Company's audited consolidated financial statements for those periods. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                                    Year Ended (1)
                                                         --------------------------------------------------------------------------
                                                             December     December      December         January          January
                                                         30, 1995 (2)     28, 1996      27, 1997         2, 1999      1, 2000 (3)
                                                         ------------     --------      --------         -------      -----------
                                                                     (in thousands, except ratios and statistical data)
Statement of Income Data
Net sales                                                  $  97,958     $ 136,225     $ 155,899       $ 169,220       $ 271,396
Cost of goods sold                                            72,690        97,287       112,557         121,767         192,430
                                                           ---------     ---------     ---------       ---------       ---------
Gross profit                                                  25,268        38,938        43,342          47,453          78,966

Selling, general and administrative expenses                  10,964        15,309        22,171(4)       20,101          33,401
Amortization of goodwill                                       1,163         1,332         1,398           1,440           2,468
                                                           ---------     ---------     ---------       ---------       ---------
Operating income                                              13,141        22,297        19,773(4)       25,912          43,097

Interest expense                                               9,701        10,441        16,313          15,074          17,446
Foreign currency transaction gain                                 --            --            --              --            (969)
                                                           ---------     ---------     ---------       ---------       ---------
                                                               3,440        11,856         3,460          10,838          26,620
Income tax expense                                             1,360         4,700         1,695           4,180          10,516
                                                           ---------     ---------     ---------       ---------       ---------
Income before extraordinary item                               2,080         7,156         1,765           6,658          16,104

Extraordinary loss on debt refinancing (5)                        --            --           947              --              --
                                                           ---------     ---------     ---------       ---------       ---------
Net income                                                 $   2,080     $   7,156     $     818       $   6,658       $  16,104
                                                           =========     =========     =========       =========       =========

Ratio of earnings to fixed charges (6)                          1.3x          2.1x          1.2x            1.7x            2.5x

Other Data
EBITDA (7)                                                 $  15,500     $  25,527     $  28,710       $  29,703       $  50,374
EBITDA margin (7)                                               15.8%         18.7%         18.4%           17.6%           18.6%

Gross margin                                                    25.8%         28.6%         27.8%           28.0%           29.1%
Capital expenditures                                           3,045         1,421         3,041           3,932          11,553

Depreciation and amortization                                  2,781         3,731         4,067           4,527           7,015
Net cash provided (used) by:
  Operating activities                                         9,077        13,262           849          13,220          25,185
  Investing activities                                       (33,175)       (2,181)       (6,673)         (3,932)        (61,876)
  Financing activities                                        24,103       (11,083)        5,978          (8,795)         38,334
Ratio of EBITDA to interest expense                             1.6x          2.4x          1.8x            2.0x            2.9x
Number of active selling locations (at end of year)(8)         1,097         1,379         1,503           1,600           2,033

Balance Sheet Data (at end of period)
Working capital (deficit)                                  $  (1,971)    $    (850)    $   1,951       $   5,225       $  12,831
Total assets                                                 102,206       103,577       117,346         114,208         191,451
Long-term debt, including current portion                     92,539        81,636       146,120         141,855         173,184
Stockholder's equity (deficit)                                (4,354)        2,790       (43,152)        (40,309)         (5,860)

(1) The Company follows a 52/53 week fiscal year. Fiscal 1998 consisted of 53 weeks and all other periods since fiscal 1995 consisted of 52 weeks. The Company has not paid or declared any cash dividends during the periods presented and is restricted in paying cash dividends under the terms of its borrowing agreements.

(2) In May 1995, the Company acquired the operating assets of HomeCrest Corporation in a transaction accounted for as a purchase.

(3) In January 1999, the Company acquired the stock of Kitchen Craft of Canada Ltd. in a transaction accounted for as a purchase.

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

(7) EBITDA margin represents EBITDA as a percentage of net sales. EBITDA represents income from operations before interest expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill and non-cash stock option and warrant expense. Non-cash expense of $57, $5,481, $4, and $1,348 relating to stock option and warrant grants was incurred in fiscal years 1996, 1997, 1998 and 1999, respectively. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchase of property and equipment, (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

(8) Active selling locations represent customer locations which have purchased over ten thousand dollars of product in the prior year and includes Kitchen Craft for 1999.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

      The following is management's discussion and analysis of the financial condition and results of operations of the Company for the fiscal years ended January 1, 2000, January 2, 1999 and December 27, 1997. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the sections entitled "Selected Financial Data" and the Consolidated Financial Statements of the Company and the notes thereto including elsewhere in this annual report on Form 10-K.

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

1997 Merger

      Concurrently with the OMC Merger, Mezzanine Lending Associates III, L.P. ("MLA III"), an affiliate of BCC, purchased stock of Holdings for approximately $61.9 million and loaned Holdings an additional $10.0 million represented by a junior subordinated note, and existing management shareholders and the Company's founder retained approximately 11.1% of common stock with a fair value of approximately $7.8 million in Holdings. In addition, the Company entered into an agreement with various banks including U.S. Bank National Association as a bank lender and as agent for the bank lenders' party thereto. The OMC Merger was accounted for as a recapitalization. As a result, the OMC Merger did not affect the historical basis of the Company's assets and liabilities.

1999 Kitchen Craft Acquisition

      On January 29, 1999, the Company consummated the acquisition of Kitchen Craft for $54.3 million. Concurrently with the acquisition, (i) MLA III purchased stock of Holdings for approximately $13.3 million, (ii) the Company amended and restated its existing senior credit agreement to provide for an additional term loan of $25.0 million, (iii) the Company entered into the Canadian Senior Credit Agreement pursuant to which it borrowed (Cdn) $22.0 million under a term loan and approximately (Cdn) $2.0 million under a revolving loan and (iv) the existing Kitchen Craft management received shares of Class B Common Stock of Kitchen Craft with a fair value of approximately $4.0 million, which are exchangeable on a 1-for-1 basis into shares of common stock of Holdings. The transaction was accounted for using the purchase method and resulted in goodwill of approximately $43.9 million, which is being amortized over 40 years. In addition, Kitchen Craft's results were consolidated with the Company effective from the acquisition date forward. Accordingly, the Company's results of operations for 1999 reflect eleven months of results for Kitchen Craft.

Potential Acquisitions

      The Company plans to capitalize on its position as one of the largest domestic manufacturers of kitchen cabinetry and bathroom vanities by acquiring other cabinetry companies as the industry consolidates. The Company continues to explore potential acquisition opportunities and evaluate potential acquisition candidates on a regular basis. The Company believes that acquiring additional cabinetry manufacturers will facilitate growth in product line, broaden its geographic distribution and promote additional operating efficiencies.

Results of Operations

Fiscal 1999 Compared to Fiscal 1998

      Net Sales for fiscal 1999 were $271.4 million compared to $169.2 million for fiscal 1998, an increase of 60.4%. The increase was primarily attributable to the addition of Kitchen Craft, strong consumer spending on remodeling projects, and robust new housing starts. Net sales for Kitchen Craft for eleven months 1999 were $81.3 million and were not included in fiscal 1998 results. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $87.7 million in fiscal 1999 compared to $81.4 million in fiscal 1998, an increase of 7.8% driven primarily by strong custom and semi-custom cabinetry sales resulting from new dealers and new store openings at Home Depot EXPO Design Centers and Sears The Great Indoors. Vanity sales declined 2.3% resulting primarily from the product line's largest customer temporarily closing stores during 1999 for large scale remodeling. Net sales of HomeCrest stock cabinetry, sold under the HomeCrest and Legend brands, were $102.4 million in fiscal 1999 compared to $87.8 million in fiscal 1998, an increase of 16.5%. Strong sales to existing dealers, impact of sales by new dealers, and strong new housing starts drove this growth. In addition, HomeCrest increased sales by introducing a new brand, Great Buy Cabinetry, and twenty new product lines.

      Gross Profit for fiscal 1999 was $79.0 million compared to $47.5 million for fiscal 1998, an increase of 66.4%. As a percentage of sales, gross profit increased to 29.1% in fiscal 1999 compared to 28.0% in fiscal 1998, primarily as a result of the Kitchen Craft acquisition partly offset by modestly lower gross margins at both Omega and HomeCrest. HomeCrest's gross profit decreased to 23.0% in fiscal 1999 compared to 23.9% in fiscal 1998 driven primarily by higher labor costs due to the short-term impact of new and inexperienced production employees hired to support the Company's growth. Omega's gross profit decreased to 29.3% in fiscal 1999 compared to 32.1% in fiscal 1998 driven primarily by start-up costs related to Omega's new rough mill facility and higher lumber costs. Kitchen Craft's gross profit margin was 36.2%.

      Selling, General and Administrative Expenses for fiscal 1999 was $33.4 million compared to $20.1 million for fiscal 1998, an increase of 66.2%. The increase of $13.3 million is primarily attributable to Kitchen Craft expenses of $10.9 million, which were not included in 1998 results, $1.3 million related to non-cash stock option expense, and higher sales commissions related to revenue growth. Fiscal 1998 included certain non-recurring acquisition and severance expenses of $1.1 million. As a percentage of net sales, selling, general and administrative expenses were 12.3% in fiscal 1999 compared to 11.9% in fiscal 1998. This increase was driven primarily by Kitchen Craft whose rate was 13.4% and modestly higher than Omega's and HomeCrest's, due to Kitchen Craft's company-owned retail stores.

      Operating Income for fiscal 1999 was $43.1 million compared to $25.9 million for fiscal 1998, an increase of 66.3%. As a percentage of sales, operating income increased to 15.9% for fiscal 1999 compared to 15.3% for fiscal 1998. The increase of $17.2 million in operating income for fiscal 1999 was primarily due to the addition of Kitchen Craft and strong sales growth, partly offset by higher labor costs at HomeCrest as discussed previously, start-up costs for Omega's new rough mill facility, and higher non-cash stock option expense.

      Interest Expense for fiscal 1999 was $17.4 million compared to $15.1 million for fiscal 1998, an increase of 15.7%. This $2.3 million increase was primarily due to $3.1 million additional interest related to the Kitchen Craft acquisition partly offset by $.8 million decrease related to lower debt levels and interest rates on senior debt. During September 1999, the Company realized a 75 basis point reduction in senior debt interest as a result of attaining certain debt coverage levels.

      Income Tax Expense for fiscal 1999 was $10.5 million compared to $4.2 million for fiscal 1998. Fiscal 1999 reflected a normalized tax rate of 39.5% compared with 38.6% for fiscal 1998 resulting from a higher tax rate at Kitchen Craft.

      Net Income for fiscal 1999 was $16.1 million compared to $6.7 million for fiscal 1998 primarily attributable to the Kitchen Craft addition as well as other factors described above. Net income as a percentage of net sales increased to 5.9% for fiscal 1999 compared to 3.9% for fiscal 1998.

Fiscal 1998 Compared to Fiscal 1997

      Net Sales for fiscal 1998 were $169.2 million compared to $155.9 million for fiscal 1997, an increase of 8.5%. Net sales of the Omega traditional lines (custom and semi-custom cabinetry and bath vanities) were $81.4 million in 1998 compared to $73.0 in fiscal 1997, an increase of 11.4%, with sales increases in all three lines. This increase in net sales reflects an increase in the number of dealer locations, further penetration in specialty home centers such as Home Depot Expo and Sears' The Great Indoors, and favorable customer reaction to upgraded Omega Bath and Custom offerings. Net sales of stock cabinetry were $87.8 million in fiscal 1998 compared to $82.9 million in fiscal 1997, a 6.0% increase, as a result of an increase in dealer locations and the introduction of 17 new product lines, which was partially offset by an unplanned sales decline at the largest customer (due to customer's system implementation issues).

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

Results of Operations - Pro Forma

      The results discussed above only include Kitchen Craft results since the January 29, 1999 acquisition. To provide more insight into the underlying performance of the consolidated group, a pro forma summary for fiscal years 1998 and 1999 are shown below treating Kitchen Craft as if it was acquired prior to 1998.

                                     1999         1998          Increase
                                     ----         ----          --------
                                   (in millions, except statistical data)
Net Sales:
   Omega/HomeCrest                  $190.1       $169.2           12.3%
   Kitchen Craft                      86.9         69.7           24.5%
                                    ------       ------
   Consolidated                     $276.9       $239.0           15.9%

Adjusted EBITDA (1):
   Omega/HomeCrest                  $ 31.3       $ 31.1            0.7%
   Kitchen Craft                      20.2         11.5           74.6%
                                    ------       ------
   Consolidated                     $ 51.5       $ 42.6           20.7%

Adjusted EBITDA Margin (1):
   Omega/HomeCrest                    16.5%        18.4%
   Kitchen Craft                      23.2%        16.5%
   Consolidated                       18.6%        17.8%

----------

(1) Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA represents EBITDA (see Item 6, Selected Financial
      Data), as adjusted for certain unusual, one-time or nonrecurring expenses.

      Pro Forma Net Sales for fiscal 1999 were $276.9 million compared to $239.0 million for fiscal 1998, an increase of 15.9%. All three divisions experienced strong sales growth driven by strong new construction and sales of existing homes as well as the introduction of new products and an increase in new selling locations. Kitchen Craft sales to the U.S. market increased 42% compared to fiscal 1998 driven by strong growth at existing dealers, the addition of new selling locations, and an increase in cabinet average selling price. Kitchen Craft sales to the Canadian market increased 7%, as lower margin project business was pruned and cabinet prices increased.

      Pro Forma Adjusted EBITDA for fiscal 1999 was $51.5 million compared to $42.6 million for fiscal 1998, an increase of 20.7%. As a percentage of net sales, Adjusted EBITDA was 18.6% for fiscal 1999 compared to 17.8% for fiscal 1998. Kitchen Craft Adjusted EBITDA and percent to net sales increased dramatically during fiscal 1999 compared to fiscal 1998 primarily as a result of higher sales of semi-custom cabinetry to U.S. dealers that have substantially higher margins than stock cabinetry sales in Canada. Both the Omega and HomeCrest divisions experienced Adjusted EBITDA margin declines as discussed previously.

Liquidity and Capital Resources

      The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

      Net cash provided by operating activities for fiscal 1999 was $25.2 million compared to $13.2 million for fiscal 1998. The increase of $11.9 million was driven primarily by $9.4 million increase in net income and $4.1 million increase in non-cash expenses partly offset by a $2.4 increase in income tax receivable.

      The Company used cash in investing activities of $61.9 million for fiscal 1999 compared to $3.9 million fiscal 1998, an increase of $58.0 million due to $50.3 million related to financing of the Kitchen Craft acquisition and $7.6 million increase in capital expenditures. Total capital expenditures for fiscal 1999 were $11.6 million and major projects included Omega and Kitchen Craft's rough mill facilities and Omega's ERP software.

      Cash provided by financing activities was $38.3 million for fiscal 1999 compared to a cash usage of $8.8 million for fiscal 1998. This change of $47.1 million was due primarily to financing of the Kitchen Craft acquisition and related financing costs.

      The Company's ability to make scheduled payments of principal of, or to pay the interest or premium, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under its bank loans, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowing will be available under its bank loans in an amount sufficient to enable the Company to service its indebtedness or make anticipated capital expenditures.

      As a result of the fiscal 1999 acquisition of Kitchen Craft, the Company's long-term debt structure has changed substantially. At January 1, 2000, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $54.6 million term note facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $20.3 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

      As of January 1, 2000, the Company had additional borrowing availability of $15.5 million under the U.S. Revolving Facility and (Cdn) $15.0 million under the Canadian Revolving Facility. In addition, the Company had cash of $2.2 million that was available to further reduce the U.S. Revolving Facility. The U.S. Term Facility requires quarterly principal payments that began in April 1999 at $1.0 million per quarter and increasing at each September anniversary. Subsequent payments will be approximately $1.3 million, $1.4 million, $1.8 million and $2.2 million per quarter during the four quarter periods beginning

September 1999, 2000, 2001, and 2002, respectively, with $2.6 million payments due the last two quarters in 2003. Finally, four equal quarterly payments of $6.3 million will occur during 2004 with the term loan fully amortized on December 31, 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. The Canadian Term Facility requires quarterly payments that began in April 1999 at approximately (Cdn) $0.4 million per quarter and increasing at each anniversary. Subsequent payments will be approximately (Cdn) $0.5 million, (Cdn) $0.6 million, (Cdn) $0.8 million,
(Cdn) $0.9 million and (Cdn) $2.3 million per quarter during 2000, 2001, 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.

Inflation

      The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressure and commodity price increases have been relatively modest over the past five years, except for hardwood and plywood prices which rose significantly during fiscal 1999. The Company has generally been able over time to recover the effects of inflation and commodity price fluctuations through sales price increases.

Computer Systems and Year 2000

      As described in the Form 10-Q for the quarter ended October 2, 1999, the Company had developed plans to address potential exposures of its computer systems related to the Year 2000. Since entering the year 2000, the Company has not experienced any significant disruptions to its business nor is it aware of any significant year 2000-related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories at calendar year end. The Company will continue to monitor its systems and operations until it is reasonably assured that no significant business interruptions will occur as a result of any year 2000 issues.

      Total costs of the Year 2000 project were $2.0 million with no significant additional expense expected in 2000.

Forward Looking Statements

      When used in this annual report on Form 10-K, the words "believes," "anticipates" and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward statements made by the Company:
(i) inability to hire and retain adequately trained employees, (ii) economic conditions in the remodeling and housing markets,

(iii) availability of credit, (iv) increases in interest rates, (v) cost of lumber and other raw materials, (vi) inability to maintain state-of-the-art manufacturing facilities, (vii) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (viii) inability to capitalize on opportunities presented by industry consolidation, (ix) loss or retirement of key executives and (x) inability to grow by acquisition of additional cabinetry manufactures or to effectively consolidate operations of businesses acquired.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

      The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of January 1, 2000, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by scheduled maturity dates (in thousands): Variable Rate (a) Fixed Rate (b)

       Maturing in:
               2000                            $ 6,990               $     --
               2001                              8,215                     --
               2002                             10,020                     --
               2003                             16,654                     --
               2004                             31,305                     --
               Thereafter                           --                100,000
                                               -------               --------
       Total                                   $73,184               $100,000
                                               =======               ========

       Fair value at January 1, 2000           $73,184               $100,000

(a) $34.1 million at LIBOR plus 1.75%, $25.0 million at LIBOR plus 2.00% and $14.1 million at Canadian BA rate plus 2.00% (7.92% weighted average at January 1, 2000).

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

Item 8. Financial Statements and Supplementary Data.

      The information required by this Item 8 is set forth on pages F-1 to F-23 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 10. Directors and Executive Officers of the Registrant.

      The following table sets forth certain information regarding the Company's directors and executive officers, including their respective ages, as of March 1, 2000.

    Name                 Age                          Position
    ----                 ---                          --------

Robert L. Moran          45           Director and Chief Executive Officer

John S. Horton           39           Senior Vice President, Treasurer, Chief
                                      Financial Officer

David Romeo              40           President, Omega

Craig S. Rae             40           Vice President, Sales & Marketing

John A. Goebel, Jr.      56           President, HomeCrest

Michael Hagan            47           Vice President, Administration, HomeCrest

Thomas Schmidt           46           Vice President, Marketing, HomeCrest

Douglas J. Conley        43           Vice President, Manufacturing, HomeCrest

Herbert D. Buller        58           Chief Executive Officer, Kitchen Craft

Mark Buller              35           President, Kitchen Craft

Gilbert Butler           62           Director

Donald E. Cihak          51           Director

      Robert L. Moran has served as Director and Chief Executive Officer of Omega since October 1998. Mr. Moran served as President of Omega from December 1997 to December 1999 and as Vice President, Operations of Omega from October 1995 to December 1997. In his current role, Mr. Moran has executive management responsibilities for Omega's business units, with particular focus on strategic planning, business development and acquisitions. From August 1992 to October 1995, Mr. Moran was employed at Newell Company, a mass merchandise retailer of consumer products, where he was the Vice President of Operations for the Home Hardware Division. From 1989 to 1992 he served as President of various divisions at GWH Holdings, representing equipment and robotic companies.

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

      David Romeo has served as President of Omega since January 2000 and served as Senior Vice President, Operations of Omega from June 1999 to January 2000. From 1981 to 1999, Mr. Romeo was employed at Square D Company, a global manufacturer electrical distribution and industrial products, and held various senior leadership positions including Vice President, Operations, Square D Company and Vice President and Controller, Schneider North America, Square D Company's parent.

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

      John A. Goebel, Jr. has served as President of HomeCrest since 1995 and has been with HomeCrest since 1986. He was plant manager at the Clinton facility from 1986 to 1990, and served as Vice President, Operations at HomeCrest from 1990 to 1995.

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

      Herbert D. Buller, the founder of Kitchen Craft of Canada Ltd., previously served as the

President and a Director of Kitchen Craft of Canada Ltd. since 1971. Mr. Buller is currently a Director and the Chief Executive Officer of Kitchen Craft.

      Mark Buller has served as President of Kitchen Craft since 1996. Mr. Buller has been with Kitchen Craft since 1987 and held various leadership positions including Director, Sales and Marketing; General Manager, U.S. Sales; and General Manager, Company Stores.

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

      Donald E. Cihak became a Director of the Company in June 1997. Mr. Cihak has served as Managing Director of BCC Industrial Services, Inc. ("ISI"), a management consulting company wholly owned by certain investment funds managed by BCC, since September 1993. From April 1990 to September 1993, Mr. Cihak was the Vice President, Finance and Administration for the Marine Group of Brunswick Corporation.

      At present, all Directors are elected and serve until a successor is duly elected and qualified or until the earlier of his death, resignation or removal. Other than with respect to Herbert D. Buller, who is the father of Mark Buller, there are no family relationships between any of the Directors or executive officers of Holdings or the Company. Executive officers of Holdings and the Company are elected by and serve at the discretion of their respective boards of directors.

Compensation of Directors

      The Company pays no compensation to its independent directors, and pays no additional remuneration to its employees or to executives of the Company for serving as directors.

Item 11. Executive Compensation.

     The following table sets forth information concerning the compensation for the fiscal years ended January 1, 2000, January 2, 1999, and December 27, 1997 of Mr. Moran, the Chief Executive Officer of the Company, and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
--------------------------------------------------------------------------------

                                             Annual Compensation                               Long Term Compensation

                                                                               Other           Securities
                                                                              Annual           Underlying         All Other
Name and Principal Position                      Salary       Bonus        Compensation          Options        Compensation
                                       Year        ($)         ($)             ($)                 (#)               ($)

Robert L. Moran                        1999      190,000      118,750           --- (1)          92.85(3)          5,000(4)
  Chief Executive Officer              1998      163,923       80,000           --- (1)          32.75(3)         30,905(5)
                                       1997      130,000       46,475           --- (1)           5.27(2)          3,750(4)

John S. Horton                         1999      140,000       70,000       108,933(8)           18.49(3)          2,100(4)
  Senior Vice President,               1998       24,231       10,000         7,283(8)             ---               ---
  Treasurer and                        1997          ---          ---           ---                ---               ---
  Chief Financial Officer

John A. Goebel, Jr.                    1999      146,000       91,250           --- (1)          83.19(3)          1,472(4)
  President, HomeCrest                 1998      140,000       70,000           --- (1)          41.66(3)         23,234(6)
                                       1997      130,000       48,750           --- (1)           4.32(2)          1,284(4)

Herbert D. Buller                      1999      108,120(7)    73,772(7)        --- (1)            ---               ---
  Chief Executive Officer,             1998          ---          ---           ---                ---               ---
  Kitchen Craft                        1997          ---          ---           ---                ---               ---


Mark Buller                            1999      108,120(7)    73,772(7)        --- (1)            ---               ---
  President, Kitchen Craft             1998          ---          ---           ---                ---               ---
                                       1997          ---          ---           ---                ---               ---

(1) The perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such Named Executive Officer.

(2) The options represent options to purchase shares of common stock of Omega Holdings, Inc. prior to the Merger, at an exercise price per share of $12,963.51.

(3) The options represent options to purchase shares of the Common Stock of Holdings following the Merger, at an exercise price per share of $1,000.00.

(4) Additional compensation amounts refer to amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.

(5) Represents $25,987 received as a result of the working capital adjustment in connection with the OMC Merger and Recapitalization, and $4,918 as amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.

(6) Represents $19,997 received as a result of the working capital adjustment in connection with the OMC Merger and Recapitalization, and $3,237 as amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.

(7) Compensation paid in Canadian dollars has been converted to US dollars at the 1999 average conversion rate of (Cdn) $1.4826 to (US) $1.0000.

(8) Includes moving and temporary living expenses reimbursed in accordance with the terms of Mr. Horton's employment agreement.

Option Grants

      The following table sets forth information concerning grants of options to purchase Common Stock of Holdings made to the Named Executive Officers during the fiscal year ended January 1, 2000.

                          OPTION GRANTS IN FISCAL 1999
--------------------------------------------------------------------------------

                                                                                              Potential Realizable Value at
                                                                                                 Assumed Annual Rates of
                                                                                                Stock Price Appreciation
                                         Individual Grants                                         for Option Term (2)

                                                       Percent
                                                      of Total
                                    Number of          Options
                                   Securities        Granted to       Exercise
                                   Underlying       Employees in     Price Per
                                     Options         Fiscal 1999        Share        Expiration
           Name                    Granted (#)         (%)(1)            ($)            Date            5% ($)        10% ($)

Robert L. Moran                      92.85                12.6           1,000        2/26/2009        114,636        237,537

John S. Horton                       18.49                 2.5           1,000        2/26/2009         22,828         47,303

John A. Goebel, Jr                   83.19                11.3           1,000        2/26/2009        102,710        212,824

Herbert D. Buller                       --                  --              --               --             --             --

Mark Buller                             --                  --              --               --             --             --

----------
(1) Percentages are based upon the total number of options to purchase shares of Common Stock of Holdings granted to employees in fiscal 1999.

(2) There is currently no market for the Common Stock of Holdings. For purposes of the calculations in this table, the fair market value of the Common Stock as of February 26, 1999 ($1,371.87 per share) was determined by the Board of Directors based upon arms length sales of shares of Common Stock of Holdings. There have been no arms length sales of the Common Stock of Holdings since February 26, 1999. In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of Holdings' Common Stock, the optionholder's continued employment through the option period, and the date on which the options are exercised.

Option Exercises and Fiscal Year-End Values

      The following table sets forth information with respect to options awarded under the Holdings Stock Option Plan, including the number and aggregate value of unexercised options outstanding on January 1, 2000.

                   AGGREGATED OPTION EXERCISES IN FISCAL 1999
                       AND FISCAL YEAR-END OPTIONS VALUES
--------------------------------------------------------------------------------

                                                                    Number of Securities             Value of Unexercised
                                                                   Underlying Unexercised           In-The-Money Options At
                         Shares Acquired                         Options At Fiscal Year-End             Fiscal Year-End
                           On Exercise       Value Realized      (Exercisable/Unexercisable)      (Exercisable/Unexercisable)
             Name              (#)                 ($)                     (#)(1)                          ($)(1)(2)

Robert L. Moran                ---                 ---                    125.61/0                        160,655/0

John S. Horton                 ---                 ---                     18.49/0                         23,649/0

John A. Goebel, Jr.            ---                 ---                    124.85/0                        159,683/0

Herbert D. Buller              ---                 ---                       ---                            ---

Mark Buller                    ---                 ---                       ---                            ---

---------------------
(1) Represents options to purchase shares of Common Stock of Holdings at an exercise price of $1,000 per share.

(2) Value is based on the difference between the option exercise price and the fair market value at January 1, 2000. The fair market value of the Common Stock of Holdings ($2,279.00 per share) was determined by the Board of Directors. There have been no arms length sales of the Common Stock of Holdings since February 26, 1999.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

      Mr. Moran is currently employed with the Company pursuant to an agreement dated September 11, 1995, as amended on June 13, 1997. Under this agreement, Mr. Moran receives an annual salary of $120,000, subject to annual increases, and is eligible for a bonus of up to 30% of base salary. Mr. Moran is entitled to receive twelve months' continued salary and benefits if he is terminated for reasons other than cause. Following Mr. Moran's promotion to Chief Executive Officer of Omega, the Company agreed to increase his salary to $190,000 and his bonus to 50%.

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

      Mr. H. Buller is currently employed as Chief Executive Officer, Kitchen Craft pursuant to an agreement dated January 29, 1999 and expiring on January 29, 2001. Under this agreement, Mr. Buller is entitled to receive a base salary of (CDN) $175,000, subject to annual increases, and a bonus in accordance with the Company's Bonus Plan). In addition, Mr. Buller is entitled to the use of a company vehicle. Mr. Buller is also entitled to receive up to twenty-four months' continued salary and benefits if he is terminated from Kitchen Craft without cause. In addition, Mr. Buller is entitled to receive a retirement allowance equal to (CDN) $70,000 upon the termination of his employment by reason of death, incapacity or other than for cause. Mr. Buller has agreed not to compete with the Kitchen Craft or solicit the customers, suppliers or employees of Kitchen Craft for a period of two years following the date he ceases to be employed by Kitchen Craft. Mr. Buller's employment agreement is governed by Manitoba law.

      Mr. M. Buller is currently employed as President, Kitchen Craft pursuant to an agreement dated January 29, 1999 and expiring on January 29, 2002. Under this agreement, Mr. Buller is entitled to receive a base salary of (CDN) $175,000, subject to annual increases, and a bonus in accordance with the Company's Bonus Plan). Mr. Buller is also entitled to receive up to thirty-six months' continued salary and benefits if he is terminated from Kitchen Craft without cause. Mr. Buller has agreed not to compete with the Kitchen Craft or solicit the customers, suppliers or employees of Kitchen Craft for a period of two years following the date he ceases to be employed by Kitchen Craft. Mr. Buller's employment agreement is governed by Manitoba law.

      The Named Executive Officers participate in the Bonus Plan whereby they are eligible to receive a base bonus potential of 30-50% of base salary, with the Chief Executive Officer having a base bonus potential of 50% of salary. Payout is on a sliding scale based on operating profit performance against budget starting at 85% of budget. There is an opportunity to earn up to 125% of the base potential based on achieving 105% of planned operating income performance.

Compensation Committee Interlocks and Insider Participation

      The Company does not have a compensation committee. Instead, compensation decisions for fiscal 1999 regarding the Company's executive officers were made by the Board of Directors. Mr. Moran, an executive officer of the Company, has served on the Board of Directors since November 4, 1998. The compensation for Mr. Moran for the year ended January 1, 2000 was established pursuant to the terms of his employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

      All of Omega's issued and outstanding capital stock is owned by Holdings. As of March 1, 2000, the outstanding capital stock of Holdings consisted of 80,018.6 shares of Common Stock, $.01 par value per share.

      The following table sets forth certain information as of March 1, 2000 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings, and (ii) the equity securities of Holdings by each Director of Holdings and the Company, each Named Executive Officer and all of Holdings' and the Company's directors and executive officers as a group. To the knowledge of Holdings, each such stockholder has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o Omega Cabinets, Ltd., 1205 Peters Drive, Waterloo, Iowa 50703.

      The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 1, 2000 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

                                                   Shares Beneficially Owned
                                                           Common Stock

                                                  Number             Percentage
           Name and Address                      of Shares            of Class
           ----------------                      ---------            --------

Principal Stockholder:

Mezzanine Lending
  Associates III, L.P. (1) .................      74,345.9             89.8%
 c/o Butler Capital Corporation
767 Fifth Avenue, 6th Floor
New York, New York 10153

Directors and Executive Officers:

Gilbert Butler (2)(3) ......................      74,345.9             89.8

Donald E. Cihak (3) ........................            --               --

Robert L. Moran (4) ........................       1,061.6              1.3

John S. Horton (5) .........................         729.4                *

John A. Goebel, Jr. (6) ....................         971.9              1.2

Herbert D. Buller (7) ......................         969.1              1.2

Mark Buller (8) ............................         609.0                *

All Directors and executive officers
  as a group (12 persons)(9) ...............       6,193.1              7.6

---------------------
*     Represents less than one percent.
(1) Includes warrants to purchase 2,806.3 shares of Common Stock held by ISI, a corporation wholly-owned by certain investment funds managed by BCC, including MLA III. Does not include shares owned by other stockholders that are subject to the Stockholders Agreement. See "Certain Relationships and Related Transactions -- Stockholders Agreement."
(2) The shares of Common Stock included in the table represent shares and warrants held by MLA III and ISI, respectively. Mr. Butler is the Managing General Partner of Mezzanine Lending Management III, L.P. ( "MLM III "), the general partner of MLA III, and, accordingly, may be deemed to beneficially own shares beneficially owned by MLA III. Mr. Butler disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(3) The address of Messrs. Butler and Cihak is c/o Butler Capital Corporation, 767 Fifth Avenue, 6th Floor, New York, New York 10153.
(4) The shares of Common Stock included in the table include 340.0 shares that are held in the Rabbi Trust, see "Certain Relationships and Related Transactions -- Deferred Compensation Plan and Rabbi Trust", 271.6 shares that can be acquired upon the exercise of outstanding options, and 450.0 shares subject to a Stock Pledge Agreement between Mr. Moran and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."

(5) The shares of Common Stock included in the table include 129.4 shares that can be acquired upon the exercise of outstanding options, 39.5 shares that are subject to vesting and 521.0 shares subject to a Stock Pledge Agreement between Mr. Horton and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."
(6) The shares of Common Stock included in the table include 323.4 shares that are held in the Rabbi Trust, see "Certain Relationships and Related Transactions -- Deferred Compensation Plan and Rabbi Trust", 245.0 shares that can be acquired upon the exercise of outstanding options and 200.0 shares subject to Stock Pledge Agreement between Mr. Goebel and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."
(7) The shares of Common Stock included in the table include 960.3 shares of Class B Common Stock of Kitchen Craft held by HEB2 Holdings Ltd., which are exchangeable into an equal number of shares of Holdings Common Stock in accordance with the terms thereof, and 8.8 shares that can be acquired upon the exercise of outstanding options. The shares of Class B Common Stock of Kitchen Craft are exchangeable at any time upon the request of the holder into shares of Holdings Common Stock and are required to be exchanged by the holder upon the request of the Company in connection with any merger, sale, disposition or other significant transaction affecting Holdings or Kitchen Craft, upon the termination of such holder's employment with the Company and its subsidiaries, or, at any time after January 29, 2006. Mr. Buller disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(8) The shares of Common Stock included in the table include 600.2 shares of Class B Common Stock of Kitchen Craft held by MEB2 Holdings Ltd., which are exchangeable into an equal number of shares of Holdings Common Stock in accordance with the terms thereof, and 8.8 shares that can be acquired upon the exercise of outstanding options. The shares of Class B Common Stock of Kitchen Craft are exchangeable at any time upon the request of the holder into shares of Holdings Common Stock and are required to be exchanged by the holder upon the request of the Company in connection with any merger, sale, disposition or other significant transaction affecting Holdings or Kitchen Craft, upon the termination of such holder's employment with the Company and its subsidiaries, or, at any time after January 29, 2006. Mr. Buller disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(9)   Excludes shares deemed to be beneficially owned by Mr. Butler.

Item 13. Certain Relationships and Related Transactions.

OMC Merger and Related Agreements

      The OMC Merger occurred on June 13, 1997. Concurrently with the OMC Merger, an aggregate consideration of $201.9 million was paid, subject to adjustment based on the working capital of Holdings at the closing date. The merger agreement contains customary representations, warranties, covenants and indemnification provisions. In connection with the OMC Merger, pursuant to a Merger Financing Agreement (the "Financing Agreement") with MLA III, MLA III purchased 61,865 shares of Common Stock of Holdings for $61.9 million and Holdings issued an 11% junior subordinated note to MLA III (the "Junior Subordinated Note"). The Junior Subordinated Note was repaid in July 1997 with proceeds from an offering by the Company under Rule 144A of the Securities Act of 1933, as amended (the "Act") for $100 million in aggregate principal amount of 10 1/2% senior subordinated notes. Under the Financing Agreement, the Company has agreed to indemnify and pay certain expenses of BCC and its affiliates and their advisors and consultants under certain circumstances.

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

      As contemplated by the Plan and pursuant to the Rabbi Trust Agreement dated as of June 13, 1997 between Holdings and American National Bank and Trust Company of Chicago, as trustee, Holdings established the Rabbi Trust to hold approximately 3,224.5 shares of Holdings Common Stock to satisfy Holdings' obligations as provided in the Plan. In 1998 and 1999 certain shares of Holdings were redeemed under terms of the Rabbi Trust Agreement and the Plan. Currently 1,600.9 shares of Holdings Common Stock are held in the Plan. The Rabbi Trust maintains separate accounts for each Plan Participant, which accounts are intended to reflect the obligation of the Company to distribute cash and shares of Holdings stock to each Plan Participant. The Rabbi Trust may, at the direction of the Company, make such distributions to satisfy the obligations of the Company under the Plan. The Plan does not provide for elective deferrals by Plan Participants.

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

Certain Loans to Executive Officers

      In connection with the purchase of shares of Common Stock of Holdings, Holdings accepted as payment from certain executive officers purchasing such shares a note bearing interest at the Applicable Federal Rate. In connection with the purchase of 450.0, 200.0, 100.0, 521.0 and 300 shares of Common Stock of Holdings, respectively, Messrs. Moran, Goebel, Rae, Horton and Romeo received loans of approximately $617,343, $274,375, $137,187, $681,019 and $328,246,
respectively, of which $617,343, $274,375, $137,187, $390,509 and $328,246, respectively, remained outstanding at January 1, 2000. The Company has agreed to permit such executive officers to repay their respective loan obligations with proceeds received from the sale or other disposition of the Common Stock purchased therewith. Repayment of each of the loans is secured by a pledge of the Common Stock purchased by such executive officer.

                                     Part IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

      See Index to Financial Statements appearing at page F-1.

(a)(2) Financial Statement Schedules

      The following Financial Statement Schedule is included at page F-23:

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

4.2 First Supplemental Indenture dated January 28, 1999 (Incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
4.3 Second Supplemental Indenture dated January 29, 1999 (Incorporated by reference to Exhibit 99.2 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
10.1 First Amended and Restated Credit Agreement dated as of January 29 (Incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
10.2    Panther Security Agreement dated as of January 29, 1999.+
10.3    Omega Security Agreement dated as of January 29, 1999.+
10.4    Omega Pledge Agreement dated as of January 29, 1999.+
10.5    Collateral Assignment of Trademarks dated as of June 13, 1997.*
10.6    Management Agreement dated June 13, 1997*
10.7    Financing Agreement dated June 13, 1997*
10.8    Deferred Compensation Plan dated June 13, 1997*
10.9    Rabbi Trust Agreement dated June 13, 1997*
10.10   [Intentionally Omitted]
10.11   [Intentionally Omitted]
10.12 Moran Employment Agreement dated September 11, 1995, as amended June 13, 1997*
10.13   Moran Severance Agreement dated April 24, 1997*
10.14   [Intentionally Omitted]
10.15   [Intentionally Omitted]
10.16   Goebel Employment Agreement dated April 10, 1995, as amended June 13,
        1997*
10.17   Goebel Severance Agreement dated April 24, 1997*
10.18   Hagan Employment Agreement dated April 10, 1995*
10.19   Hagan Severance Agreement dated April 24, 1997*
10.20   Schmidt Employment Agreement dated April 10, 1995*
10.21   Schmidt Severance Agreement dated April 24, 1997*
10.22   Deferred Non-Qualified Compensation Agreement dated June 28, 1997*
10.23   Company Bonus Plan*
10.24   Stockholders Agreement dated June 13, 1997*
10.25   Omega Holdings, Inc. Stock Option Plan*
10.26   [Intentionally Omitted]
10.27   Goebel Put Agreement dated June 13, 1997*
10.28   Bulrad Illinois Security Agreement dated as of January 29, 1999.+
10.29   Omega Kitchen Craft Holdings Pledge Agreement dated as of January 29,
        1999.+
10.30 Omega Kitchen Craft U.S. Corp. Pledge Agreement dated as of January 29, 1999.+
10.31   Bulrad Illinois Guaranty dated as of January 29, 1999.+
10.32 Credit Agreement dated as of January 29, 1999 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
10.33   3578275 Canada General Security Agreement dated as of January 29, 1999.+

10.34   Omega Guarantee dated as of January 29, 1999.+
10.35   Kitchen Craft Guarantee dated as of January 29, 1999.+
10.36   Kitchen Craft Security Agreement dated as of January 29, 1999.+
10.37   Supplement No. 1 to the Management Agreement dated January 29, 1999.+
10.38   H. Buller Employment Agreement dated January 29, 1999.+
10.39   M. Buller Employment Agreement dated January 29, 1999.+
10.40   J. Horton Employment Agreement dated October 15, 1998.+
10.41   C. Rae Employment Agreement dated October 22, 1997.+
10.42 Offer and Acceptance Contract dated September 15, 1998 for sale of land to Company.+
10.51 E. Lytle Severance Agreement dated May 5, 1999 (Incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q filed with the Commission on November 9, 1999).
10.52 D. Romeo Employment Agreement dated May 27, 1999 (Incorporated by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q file with the Commission on November 9, 1999).
12.1    Statement regarding computation of ratio of earnings to fixed charges.
21.1    Subsidiaries of the Registrant.+
27.1    Financial Data Schedules.

--------------

* Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-37135, filed October 3, 1997.

+ Incorporated by reference to similarly numbered exhibit in the Company's Annual Report on Form 10-K file with the Commission on April 1, 1999.

(b) Reports on Form 8-K.

      None

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

                                          Dated: March 29, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    /s/ Robert L. Moran     Chief Executive Officer and          March 29, 2000
-------------------------   Director (principal executive
Robert L. Moran             officer)


    /s/ John S. Horton      Senior Vice President,               March 29, 2000
-------------------------   Treasurer, Chief Financial
John S. Horton              Officer (Principal Financial and
                            Accounting Officer)


    /s/ Gilbert Butler      Director                             March 27, 2000
-------------------------
Gilbert Butler


    /s/ Donald E. Cihak     Director                             March 27, 2000
-------------------------
Donald E. Cihak

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page
                                                                       ----

Report of Independent Auditors..........................................F-2

Consolidated Financial Statements of Omega Cabinets, Ltd.
   Consolidated Balance Sheets as of January 1, 2000 and
     January 2, 1999....................................................F-3
   Consolidated Statements of Income for the years ended
     January 1, 2000, January 2, 1999 and December 27, 1997.............F-5
   Consolidated Statements of Stockholder's Equity (Deficit) for
     the years ended January 1, 2000, January 2, 1999 and
     December 27, 1997..................................................F-6
   Consolidated Statements of Cash Flows for the years ended
     January 1, 2000, January 2, 1999 and December 27, 1997.............F-8
   Notes to Consolidated Financial Statements..........................F-10

Schedule II - Valuation and Qualifying Accounts........................F-23

                         Report of Independent Auditors

The Board of Directors
Omega Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Omega Cabinets, Ltd. (a wholly-owned subsidiary of Omega Holdings, Inc.) as of January 1, 2000 and January 2, 1999, and the related consolidated statements of income, stockholder's equity (deficit), and cash flows for each of the three years in the period ended January 1, 2000. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Cabinets, Ltd. at January 1, 2000 and January 2, 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended January 1, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Des Moines, Iowa
February 25, 2000

                              Omega Cabinets, Ltd.

                           Consolidated Balance Sheets

                                                           January 1          January 2
                                                             2000               1999
                                                        ----------------------------------
Assets (Note 4)
Current assets:
   Cash                                                 $   2,234,669      $     650,703
   Income tax receivable                                    1,114,469            284,228
   Accounts receivable, less allowance for doubtful
     accounts of $1,796,000 in 1999 and $1,489,000
     in 1998                                               20,172,798         13,788,890
   Inventories (Note 3)                                    18,191,451         11,764,729
   Prepaid expenses and other                               1,546,028            588,566
   Deferred income taxes (Note 6)                             877,439            765,000
                                                        ----------------------------------
Total current assets                                       44,136,854         27,842,116

Property, plant, and equipment, at cost:
   Land and improvements                                    1,474,649          1,217,517
   Buildings                                               23,703,727         15,309,166
   Machinery and equipment                                 29,228,236         17,973,534
   Construction in progress                                 2,877,809          1,939,368
                                                        ----------------------------------
                                                           57,284,421         36,439,585
   Less accumulated depreciation                          (10,876,410)        (7,602,297)
                                                        ----------------------------------
                                                           46,408,011         28,837,288

Deferred financing costs, less accumulated
   amortization of $2,172,444 in 1999 and
   $1,090,766 in 1998                                       7,114,428          5,360,388
Goodwill, less accumulated amortization of
   $8,347,395 in 1999 and $5,852,007 in 1998
   (Note 10)                                               92,929,361         51,418,582
Other assets                                                  862,162            749,389
                                                        ----------------------------------
Total assets                                            $ 191,450,816      $ 114,207,763
                                                        ==================================

                                                                         January 1          January 2
                                                                            2000              1999
                                                                      ----------------------------------
Liabilities and stockholder's equity (deficit)
Current liabilities:
   Accounts payable                                                   $   9,316,337      $   3,790,367
   Accrued expenses                                                      10,602,698          7,721,071
   Current portion of long-term debt (Note 4)                            11,387,384         11,105,324
                                                                      ----------------------------------
Total current liabilities                                                31,306,419         22,616,762

Deferred income taxes (Note 6)                                            4,207,780          1,150,000

Long-term debt, less current portion (Note 4)                           161,796,436        130,750,000

Commitments (Note 5)

Stockholder's equity (deficit) (Notes 2, 4, 5, 8, 9 and 10):
Common stock, $.01 par value; 10,000 shares
     authorized; 1,000 shares issued and
     outstanding                                                                 10                 10
   Additional paid-in capital                                            82,598,542         61,072,025
   Less stock notes receivable                                           (1,862,583)                --
   Predecessor basis adjustment                                         (11,031,662)       (11,031,662)
   Accumulated other comprehensive loss - foreign
     currency translation adjustment                                     (1,319,083)                --
   Retained earnings (deficit)                                          (74,245,043)       (90,349,372)
                                                                      ----------------------------------
Total stockholder's equity (deficit)                                     (5,859,819)       (40,308,999)
                                                                      ----------------------------------
Total liabilities and stockholder's equity (deficit)                  $ 191,450,816      $ 114,207,763
                                                                      ==================================

See accompanying notes.

                              Omega Cabinets, Ltd.

                        Consolidated Statements of Income

                                                                                                    Year ended
                                                                            --------------------------------------------------------
                                                                                January 1             January 2        December 27
                                                                                  2000                  1999               1997
                                                                            --------------------------------------------------------

Net sales                                                                   $   271,396,048      $   169,220,139     $   155,898,769
Cost of goods sold                                                              192,429,908          121,766,772         112,556,300
                                                                            --------------------------------------------------------
Gross profit                                                                     78,966,140           47,453,367          43,342,469

Selling, general and administrative
   expenses (Note 8)                                                             33,401,427           20,101,333          22,171,340
Amortization of goodwill                                                          2,467,886            1,439,681           1,398,479
                                                                            --------------------------------------------------------
Operating income                                                                 43,096,827           25,912,353          19,772,650

Interest expense                                                                 17,445,914           15,074,327          16,311,997
Foreign currency transaction gains                                                 (969,188)                  --                  --
                                                                            --------------------------------------------------------
Income before income taxes and
  extraordinary item                                                             26,620,101           10,838,026           3,460,653

Income tax expense (Note 6)                                                      10,515,772            4,180,000           1,695,000
                                                                            --------------------------------------------------------
Income before extraordinary item                                                 16,104,329            6,658,026           1,765,653

Extraordinary loss on debt refinancing,
  net of income tax benefit of $607,000
  (Note 2)                                                                               --                   --             947,443
                                                                            --------------------------------------------------------
Net income                                                                  $    16,104,329      $     6,658,026     $       818,210
                                                                            ========================================================

See accompanying notes.

                              Omega Cabinets, Ltd.

            Consolidated Statements of Stockholder's Equity (Deficit)

                                                                                     Additional Paid-In
                                                                     Common Stock         Capital
                                                                -----------------------------------------

Balance at January 1, 1997                                            $ 10               $   2,638,163
   Capital contribution by parent (Note 2)                              10                  62,248,425
   Dividend to parent to redeem common stock and
     options at parent-level (Note 2)                                  (10)                 (2,638,163)
   Noncash capital contribution (Note 5)                                --                     587,000
   Net income and comprehensive income for 1997                         --                          --
                                                                -----------------------------------------
Balance at December 27, 1997                                            10                  62,835,425

   Common stock issued at parent-level credited to the
     Company                                                            --                     118,627
   Dividend to parent to pay additional redemption
     cost related to 1997 recapitalization (Note 2)                     --                          --
   Redemption of common stock and options at parent-
     level charged to the Company (Note 9)                              --                  (2,350,561)

   Income tax benefit related to redemption of stock
     (Note 9)                                                           --                     465,000
   Stock option expense (Note 8)                                        --                       3,534
   Net income and comprehensive income for 1998                         --                          --
                                                                --------------------------------------
Balance at January 2, 1999                                              10                  61,072,025
   Common stock issued at parent-level credited to the
     Company (Note 9)                                                   --                  20,463,755
   Redemption of common stock and options at parent-
     level charged to the Company                                       --                    (345,061)
   Noncash capital contribution (Note 5)                                --                      60,000
   Stock option expense (Note 8)                                        --                   1,347,823
   Comprehensive income:
     Net income for 1999                                                --                          --
     Foreign currency translation adjustment                            --                          --
   Total comprehensive income
                                                                --------------------------------------
Balance at January 1, 2000                                            $ 10               $  82,598,542
                                                                ======================================

See accompanying notes.

                                             Accumulated
     Stock              Predecessor             Other               Retained
     Notes                 Basis            Comprehensive           Earnings
  Receivable            Adjustment              Loss                (Deficit)               Total
-------------------------------------------------------------------------------------------------------

$          --        $ (11,031,662)         $          --        $  11,183,557          $   2,790,068
           --                   --                     --                   --             62,248,435

           --                   --                     --         (106,957,945)          (109,596,118)
           --                   --                     --                   --                587,000
           --                   --                     --              818,210                818,210
-------------------------------------------------------------------------------------------------------
           --          (11,031,662)                    --          (94,956,178)           (43,152,405)

           --                   --                     --                   --                118,627

           --                   --                     --           (2,051,220)            (2,051,220)

           --                   --                     --                   --             (2,350,561)

           --                   --                     --                   --                465,000
           --                   --                     --                   --                  3,534
           --                   --                     --            6,658,026              6,658,026
-------------------------------------------------------------------------------------------------------
           --          (11,031,662)                    --          (90,349,372)           (40,308,999)

   (1,862,583)                  --                     --                   --             18,601,172

           --                   --                     --                   --               (345,061)
           --                   --                     --                   --                 60,000
           --                   --                     --                   --              1,347,823

           --                   --                     --           16,104,329             16,104,329
           --                   --             (1,319,083)                  --             (1,319,083)
                                                                                       --------------
                                                                                           14,785,246
-------------------------------------------------------------------------------------------------------
$  (1,862,583)       $ (11,031,662)         $  (1,319,083)       $ (74,245,043)         $  (5,859,819)
=======================================================================================================

See accompanying notes.

                              Omega Cabinets, Ltd.

                      Consolidated Statements of Cash Flows

                                                                                             Year ended
                                                                       -------------------------------------------------------
                                                                         January 1            January 2         December 27
                                                                            2000                1999                1997
                                                                       -------------------------------------------------------
Operating activities
Net income                                                             $  16,104,329       $   6,658,026       $     818,210
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Depreciation                                                            3,461,165           2,347,027           2,057,688
   Amortization                                                            3,553,499           2,180,165           2,009,640
   Noncash stock option and warrant expense                                1,347,823               3,534           5,481,000
   Deferred income taxes                                                   2,190,458           1,885,000           1,295,000
   Deferred financing costs written off                                           --                  --           1,554,443
   Changes in operating assets and liabilities, net of effect of business acquired:
     Income tax receivable                                                  (830,241)          1,555,626          (1,839,854)
     Accounts receivable                                                     594,101           1,308,685          (4,331,489)
     Inventories                                                          (1,934,568)           (268,141)         (2,200,709)
     Prepaid expenses and other                                             (405,364)           (150,502)           (106,037)
     Other assets                                                           (112,773)            103,118              (5,069)
     Accounts payable                                                        546,686          (3,011,729)          1,885,006
     Accrued expenses                                                        670,325             684,567          (5,783,422)
     Other liabilities                                                            --             (75,103)             14,900
                                                                       -------------------------------------------------------
Net cash provided by operating activities                                 25,185,440          13,220,273             849,307

Investing activities
Purchases of property, plant, and equipment                              (11,552,570)         (3,932,053)         (3,041,213)
Additions to goodwill                                                             --                  --          (3,632,046)
Payments for acquisition of business (Note 10)                           (50,323,500)                 --                  --
                                                                       -------------------------------------------------------
Net cash used in investing activities                                    (61,876,070)         (3,932,053)         (6,673,259)

Financing activities
Proceeds from long-term debt                                              46,777,564          15,290,000         247,839,506
Payments for deferred financing costs                                     (2,813,755)           (247,207)         (6,207,229)
Payments of long-term debt                                               (19,901,123)        (20,410,000)       (186,355,651)
Capital contributions by parent                                           14,616,172             118,627          62,248,435
Payments to parent to redeem common stock and options
   at parent-level                                                          (345,061)         (3,546,457)       (111,547,386)
                                                                       -------------------------------------------------------
Net cash provided by (used in) financing activities                       38,333,797          (8,795,037)          5,977,675

Effect of foreign exchange rate changes on cash                              (59,201)                 --                  --
                                                                       -------------------------------------------------------
Net increase in cash                                                       1,583,966             493,183             153,723

Cash at beginning of year                                                    650,703             157,520               3,797
                                                                       -------------------------------------------------------
Cash at end of year                                                    $   2,234,669       $     650,703       $     157,520
                                                                       =======================================================

                              Omega Cabinets, Ltd.

                                                                                            Year ended
                                                                       ----------------------------------------------------
                                                                         January 1            January 2         December 27
                                                                            2000                1999                1997
                                                                       ----------------------------------------------------
Supplemental disclosures
Interest paid in cash                                                  $15,177,581         $14,349,607         $22,096,013
Income taxes paid in cash, net of refunds received                     $ 6,273,041         $   274,374         $ 2,400,275
Noncash financing activities:
   Note issued for redemption of parent stock and options                       --         $   855,324         $ 3,000,000
   Noncash capital contribution - parent equity issued as
     partial consideration for business acquired                       $ 3,985,000                  --                  --
   Other noncash capital contributions from parent                     $    60,000                  --         $   587,000
     Notes receivable issued in exchange for parent stock              $ 1,862,583                  --                  --

See accompanying notes.

                              Omega Cabinets, Ltd.

                   Notes to Consolidated Financial Statements

                      For the years ended January 1, 2000,
                      January 2, 1999 and December 27, 1997

1. Accounting Policies

Description of Business and Basis of Presentation

Omega Cabinets, Ltd. (the "Company") manufactures cabinetry and related products and accessories, including primarily kitchen and bath cabinets. The Company sells to a broad network of independent dealers, home centers, builders/contractors, independent distributors and retail stores throughout the United States and Canada. The Company operates in one business segment for financial reporting purposes.

The Company is a wholly-owned subsidiary of Omega Holdings, Inc. ("Holdings"). Holdings has no operations and its sole asset is its investment in the common stock of the Company. Holdings' original acquisition cost of acquiring the Company, including a predecessor basis adjustment, have been "pushed down" and reflected in the accounts of the Company.

Fiscal Year

The Company follows a 52/53 week fiscal year. Fiscal 1998 consisted of 53 weeks and 1997 and 1999 each consisted of 52 weeks.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Accounts Receivable and Concentrations of Credit Risk

The Company's customer base is impacted by the remodeling and housing industries and, accordingly, may be affected by cyclical trends and general conditions in those industries. Concentrations of credit risk with respect to trade receivables are limited due to the number of customers and their geographic dispersion. The Company performs initial and periodic credit evaluations of its customers, generally does not require collateral, and maintains allowances for potential credit losses.

Inventories

The Company states inventories at the lower of cost or market using the first-in, first-out (FIFO) method.

                              Omega Cabinets, Ltd.

1. Accounting Policies (continued)

Property, Plant and Equipment

Depreciation is provided on the straight-line method over the estimated useful lives of the assets, including 40 years for buildings and 5 - 10 years for machinery and equipment.

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

Income Taxes

The Company files consolidated income tax returns in the U. S. with Holdings. All income taxes allocated to the Company have been computed on a separate return basis.

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $3,022,000 in 1999, $1,913,000 in 1998 and $1,739,000 in 1997.

                              Omega Cabinets, Ltd.

1. Accounting Policies (continued)

Fair Value of Financial Instruments

Financial instruments include accounts receivable, accounts payable, and long-term debt. Management believes the fair value of accounts receivable and accounts payable approximate their carrying value in the balance sheet as of each balance sheet date. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, and arms-length trades for debt securities which are traded. The fair value of long-term debt including the senior subordinated notes is estimated to approximate the carrying amount as of each balance sheet date.

Foreign Operations

The Company has operations in Canada through its wholly-owned subsidiary, Kitchen Craft of Canada, Ltd. ("Kitchen Craft") and, as a result, has foreign subsidiary financial statements denominated in Canadian dollars. Foreign currency denominated assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency denominated financial statements into U. S. dollars are accumulated as part of the foreign currency translation adjustment in stockholder's equity.

Gains and losses from foreign currency transactions are included in net income for the year.

Prior to 1999, the Company had no material foreign operations. Long-lived assets and net sales by country as of and for the year ended January 1, 2000 were approximately as follows (in millions):

                                                  Long-Lived
                                                    Assets         Net Sales
                                               -------------------------------

   United States                                    $ 92.8          $190.1
   Canada                                             54.5            81.3
                                               -------------------------------
                                                    $147.3          $271.4
                                               ===============================

Emerging Accounting Issues

The Company is not aware of any accounting standards which have been issued and which will require the Company to change current accounting policies or adopt new policies, the effect of which would be material to the consolidated financial statements.

                              Omega Cabinets, Ltd.

2. 1997 Merger and Refinancing

Pursuant to an Agreement and Plan of Merger (the "OMC Merger") among Holdings, the stockholders of Holdings, and Omega Merger Corp. ("OMC"), on June 13, 1997 OMC merged into Holdings, with Holdings as the surviving entity. Concurrent with the Merger, certain investors affiliated with Butler Capital Corporation ("BCC") invested approximately $61.9 million in the voting equity stock of Holdings. This investment plus proceeds from new management investors resulted in total new equity capital to Holdings of approximately $62.2 million, which in turn was contributed by Holdings into the Company. These amounts plus the proceeds from new long-term debt were used to repay all of the Company's then outstanding long-term debt, to repurchase the majority of Holding's voting equity stock outstanding prior to the OMC Merger, and to pay transaction fees and expenses. The cost to repurchase stock was subject to certain defined post-closing adjustments which had not been finalized as of December 27, 1997. As a result of the OMC Merger and related transactions described above, BCC owned 88.4% of Holdings immediately subsequent to the OMC Merger.

The OMC Merger was accounted for as a recapitalization and, accordingly, did not impact the historical basis of the Company's assets or liabilities. All OMC Merger and recapitalization transactions of Holdings have been pushed down and reflected in the accounts of the Company, resulting in a dividend to parent of $109.6 million in 1997 which was charged to stockholder's equity. As a result of the OMC Merger and related debt refinancing, the Company also wrote off existing unamortized deferred financing costs of $1,554,443, resulting in an extraordinary loss in 1997 of $947,443 (net of related income tax benefit of $607,000).

The post-closing adjustments to the repurchase price were finalized in 1998, resulting in additional redemption cost of $2,051,220 which was charged to stockholder's equity as a dividend to parent.

3. Inventories

Inventories consist of the following:

                                           January 1           January 2
                                             2000                 1999
                                      --------------------------------------

   Raw materials                         $  8,893,729        $  4,541,976
   Work-in-process                          6,144,663           4,837,431
   Finished goods                           3,153,059           2,385,322
                                      --------------------------------------
                                         $ 18,191,451        $ 11,764,729
                                      ======================================

                              Omega Cabinets, Ltd.

4. Long-Term Debt

Long-term debt consists of the following:

                                                                                  January 1          January 2
                                                                                    2000               1999
                                                                               ---------------------------------
Senior bank revolving loan, due December 2003, interest at defined
  rate options (8.0% weighted average at January 1, 2000)                      $  4,500,000         $  5,500,000
Senior Term Loan A, payable in increasing quarterly installments through December 2003, interest at LIBOR plus 1.75% (8.0% at
  January 1, 2000)                                                               29,598,036           35,500,000
Senior Term Loan B, payable in quarterly installments beginning March
  2004 through December 2004, interest at LIBOR plus 2.0% (8.21% at
  January 1, 2000)                                                               25,000,000                   --
Senior subordinated notes, due June 2007, interest at 10.5%                     100,000,000          100,000,000
Note payable for stock redemption (Note 9), interest at prime plus
  2.0%, repaid in full in January 1999                                                   --              855,324
Canadian senior term loan, payable in increasing quarterly
  installments through December 2004, interest at defined rate options
  (7.22% weighted average at January 1, 2000)                                    14,064,990                   --
Other                                                                                20,794                   --
                                                                               ---------------------------------
                                                                                173,183,820          141,855,324
Less amounts due within one year                                                 11,387,384           11,105,324
                                                                               ---------------------------------
Long-term debt, excluding current portion                                      $161,796,436         $130,750,000
                                                                               =================================

Concurrent with the acquisition of Kitchen Craft (Note 10), the Company amended its senior bank credit facility and also entered into a new Canadian senior bank credit facility. The amended senior credit facility consists of a revolving facility of up to $20 million and a term facility including the above Term Loan A and Term Loan B. Interest on the term and revolving facilities is currently payable and is determined at the Company's option of either a defined base rate plus a margin ranging from .25% to 1.75% or a defined LIBOR plus a margin ranging from 1.25% to 2.75%. The new Canadian senior credit facility consists of a total credit facility of $37 million Canadian dollars ($22 million Canadian dollars under a term facility and $15 million Canadian dollars under a revolving facility). There were no outstanding amounts under the Canadian revolving facility at January 1, 2000. Interest on the Canadian term and revolving facilities is currently payable and is determined at the Company's option of either a defined base rate plus a margin ranging 1.50% to 2.75% or a defined prime rate plus a margin ranging from .50% to 1.75%. The applicable margin percentage under both the senior bank credit facility and the Canadian facility is determined based upon the Company's cash flow leverage ratio. Borrowings under the bank facilities are guaranteed by Holdings and secured by all of the stock and assets of the Company.

                              Omega Cabinets, Ltd.

4. Long-Term Debt (continued)

The revolving loan matures in December 2002 and has no scheduled interim payments. The Company projects that the January 1, 2000 revolving loan balance will be repaid during fiscal 2000 based on available cash flow and, accordingly, such amount is classified as current portion of long-term debt. The Company is required to pay a commitment fee of 0.5% per annum on the unused amounts of both the senior bank revolving loan and the Canadian revolving loan. Additional loan payments are also due each year based on 75% of the Company's defined excess cash flow, if any. These mandatory prepayments will be applied first to repay the term loans and then to the permanent reduction of the revolving loans. In addition, the Company is required to make prepayments on the term and revolving loans under certain other circumstances, including certain sales of assets or issuance of debt or equity securities. The agreements contain various restrictive covenants including a restriction on payment of dividends and requirements to meet certain financial covenants.

Interest on the senior subordinated notes is payable semiannually. The notes mature June 2007 and have no scheduled interim payments. The senior subordinated notes are subordinated in right and payment to the senior bank loans, and are generally not redeemable at the Company's option prior to June 2002, except in certain circumstances. Beginning in June 2002, the notes may be redeemed at the Company's option at 105.25% of principal, declining 1.75% annually to 100% in June 2005. The related indenture agreement contains various restrictive covenants, including a restriction on payment of dividends. See Note 11 regarding subsidiary guarantees of the senior subordinated notes.

As of January 1, 2000, aggregate future maturities of long-term debt are as follows:

   2000                                     $  11,387,384
   2001                                         8,317,630
   2002                                        10,019,506
   2003                                        12,154,305
   2004                                        31,304,995
   Thereafter                                 100,000,000
                                            ---------------
                                            $ 173,183,820
                                            ===============

                              Omega Cabinets, Ltd.

5. Commitments

The Company leases transportation equipment, facilities and equipment under noncancelable operating leases with lease terms of 3 to 8 years. The Company expects that generally leases will be renewed under renewal options or the leased assets will be replaced in the normal course of business. Total rental expense under operating leases was approximately $2,377,000 in 1999, $1,539,000 in 1998 and $1,611,000 in 1997.

Minimum future rental commitments applicable to operating leases at January 1, 2000 are as follows:

   2000                            $1,588,000
   2001                             1,204,000
   2002                               811,000
   2003                               419,000
   2004                               152,000
                                   -----------
                                   $4,174,000
                                   ===========

In June 1997, the Company entered into a management agreement with an affiliate of the majority stockholder of Holdings. The agreement was amended in 1999 in connection with the acquisition of Kitchen Craft. The agreement requires the Company to pay $425,000 per year for management services provided, plus certain fees and expenses. Expense under the management agreement was $425,000 in 1999, $325,000 in 1998 and $176,000 in 1997. In addition, in 1999 and 1997 Holdings issued fully-exercisable warrants (for the purchase of Holdings' common stock) to the management company in connection with the management agreement. Holdings recorded the fair value of the warrant as of the issuance date, and the related charge and additional paid-in capital of $60,000 and $587,000 in 1999 and 1997, respectively, was "pushed-down" and reflected in the financial statements of the Company. Prior to June 1997, the Company incurred management fees to an affiliate of the former majority stockholder of Holdings, resulting in expense of approximately $147,000 in 1997.

The Company is jointly and severally liable, under a stockholders agreement of Holdings, for Holdings' obligation to repurchase its common shares and fully vested stock options held by management stockholders solely in the event of the death or disability of such stockholders. The management stockholders include 49 individuals representing a total of approximately 9% of Holdings' fully-diluted common shares. The aggregate repurchase amount of all stock subject to the repurchase was approximately $12.9 million at January 1, 2000.

                              Omega Cabinets, Ltd.

6. Income Taxes

Components of income tax expense, including amounts relating to the extraordinary loss in 1997, are as follows:

                                                          1999                  1998                  1997
                                                      --------------------------------------------------------
Current expense (benefit):
  Federal                                             $ 2,387,000           $ 1,586,000           $  (123,000)
  State                                                   225,000               244,000               (84,000)
  Foreign                                               5,713,314                    --                    --
                                                      --------------------------------------------------------
Total current expense                                   8,325,314             1,830,000              (207,000)

Deferred expense:
  Federal                                               1,258,000             1,634,000               771,000
  State                                                   347,000               251,000               524,000
  Foreign                                                 585,458                    --                    --
                                                      --------------------------------------------------------
Total deferred expense                                  2,190,458             1,885,000             1,295,000

Charge equivalent to reduction of currently
  payable amount resulting from income tax
  benefit credited to equity                                   --               465,000                    --
                                                      --------------------------------------------------------
                                                      $10,515,772           $ 4,180,000           $ 1,088,000
                                                      ========================================================

A reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                                         1999                  1998                  1997
                                                      --------------------------------------------------------

Amount based on federal statutory rate                $ 9,051,000           $ 3,685,000           $   648,000

State income taxes, net of federal benefit                378,000               506,000               437,000
Effect of foreign taxes                                 1,062,772                    --                    --
Other                                                      24,000               (11,000)                3,000
                                                      --------------------------------------------------------
Income tax expense                                    $10,515,772           $ 4,180,000           $ 1,088,000
                                                      ========================================================

                              Omega Cabinets, Ltd.

6. Income Taxes (continued)

Components of the net deferred tax assets and liabilities are as follows:

                                                   January 1, 2000                            January 2, 1999
                                          ------------------------------------   --------------------------------------
                                            Current            Noncurrent               Current            Noncurrent
                                          ------------------------------------   --------------------------------------
Deferred tax assets:
  Goodwill                                $        --         $        --             $        --         $   430,000
  Accruals and reserves                       815,697                  --                 710,000                  --
  Stock options and warrants                       --             750,000                      --             230,000
  Other                                        61,742                  --                  55,000                  --
                                          ------------------------------------   --------------------------------------
                                              877,439             750,000                 765,000             660,000
Deferred tax liabilities:
  Depreciation                                     --          (3,182,780)                     --          (1,810,000)
  Goodwill                                         --          (1,075,000)                     --                  --
  Deferred financing costs                         --            (350,000)                     --                  --
  Foreign currency exchange                        --            (350,000)                     --                  --
                                          ------------------------------------   --------------------------------------

Net deferred tax asset (liability)        $   877,439         $(4,207,780)            $   765,000         $(1,150,000)
                                          ====================================   ======================================

In connection with the acquisition of Kitchen Craft (Note 10), the Company recorded a net deferred tax liability of approximately $755,000 at the date of acquisition.

7. Employee Benefit Plans

The Company has profit-sharing, 401(k) and other benefit plans covering substantially all full-time U. S. employees and certain foreign employees. Under certain plans, the Company makes a matching contribution equal to 50% of the participant's contribution, up to specified maximum amounts. In addition, the Company may elect to contribute an additional amount to the plan at the discretion of the Company's Board of Directors. Expense related to the plans was $719,000 in 1999, $561,000 in 1998 and $372,000 in 1997.

8. Stock Option Plan

Holdings has an incentive stock option plan pursuant to which key employees may be granted options to purchase shares of its Class A common stock. Options are granted at the discretion of the Board of Directors. Holdings accounts for stock options in accordance with Accounting Principles Board Opinion No. 25. Compensation expense relating to Holdings' stock option plan which has been pushed down and reflected in the financial statements of the Company was approximately $1,348,000 in 1999, $3,500 in 1998 and $4,894,000 in 1997.

                              Omega Cabinets, Ltd.

8. Stock Option Plan (continued)

Under FASB Statement No. 123 (FAS 123), certain pro forma information is required as if Holdings had accounted for options under the alternative fair value method of FAS 123. Holdings used a Black-Scholes model to determine the per share fair value of the options at the grant date. The following assumptions were used in the valuation:

              Weighted average risk-free interest rate:
                1999                                                    6.01%
                1998                                                    5.62
                1997                                                    5.71
              Expected dividend yield                                   None
              Expected volatility                                       .001
              Expected life of options                                  5 years

For purposes of pro forma disclosures, the estimated fair value of the options at the grant date is amortized to expense over the vesting period of the options. Pro forma option compensation expense is not indicative of what annual pro forma expense may be in the future. Pro forma net income of the Company, assuming the alternative FAS 123 method were used, would be approximately $15,840,000 in 1999, $6,581,000 in 1998 and $629,000 in 1997.

9. Stockholder's Equity Transactions

During 1999, Holdings issued additional common equity totaling approximately $20.5 million, primarily in connection with the acquisition of Kitchen Craft (see Note 10). The Holdings' equity in turn was contributed to the Company as additional paid-in capital. The Holdings' equity also included common stock issued to certain management stockholders in exchange for notes receivable. The outstanding stock notes receivable balance at January 1, 2000 was approximately $1.9 million and is reported as a reduction to stockholder's equity.

In 1998, Holdings redeemed certain common stock shares and options of departing management stockholders for aggregate cash consideration of $1,495,237 and a subordinated note for $855,324. The Company paid the redemption cost to Holdings and charged the amount to additional paid-in capital. A related income tax benefit of $465,000 resulting from the stock redemption was credited to stockholder's equity.

Other ongoing issuances (redemptions) of Holdings' stock are contributed to (paid by) the Company and accordingly credited (charged) to additional paid-in capital.

                              Omega Cabinets, Ltd.

10. Acquisition

On January 29, 1999, the Company acquired Kitchen Craft for cash consideration of approximately $48 million plus equity of Holdings with a fair value of approximately $4 million. The transaction was accounted for as a purchase. The aggregate purchase price, including fees and expenses of approximately $2.2 million, was allocated based on fair value as follows:

   Current assets                               $11,568,000
   Property, plant and equipment                  8,988,000
   Goodwill                                      43,946,000
   Current liabilities                          (10,193,000)
                                               -------------
                                                $54,309,000
                                               =============

The results of operations of Kitchen Craft from the date of purchase are included in the accompanying consolidated statements of income. Pro forma amounts for 1999 and 1998, assuming that the purchase occurred at the beginning of each respective period are approximately as follows:

                                              1999              1998
                                         ---------------------------------

   Net sales                              $276,910,000      $238,960,000
   Net income                               16,480,000         9,630,000

11. Guarantor and Non-Guarantor Subsidiaries

The Company's $100 million senior subordinated notes (Note 4) are fully and unconditionally guaranteed by Panther Transport, Inc. ("Panther"), the Company's only wholly-owned subsidiary prior to 1999. Separate financial statements or summarized financial information for Panther have not been presented since its operations are inconsequential and its accounts and transactions represent less than 1% of each of the consolidated total assets, liabilities, equity, net sales, operating income, and net income of the Company. Management believes that the separate financial statements and summarized financial information of Panther are not material to investors.

Beginning in fiscal 1999 as a result of the Kitchen Craft acquisition, the Company also has two wholly-owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft business. Set forth below are consolidating condensed financial statements as of and for the year ended January 1, 2000, which separately reflect Kitchen Craft (amounts in thousands):

                              Omega Cabinets, Ltd.

11. Guarantor and Non-Guarantor Subsidiaries (continued)

                                                       The Company*    Kitchen Craft   Eliminations      Consolidated
                                                    --------------------------------------------------------------------
                                             Condensed Consolidating Balance Sheet
   Current assets
     Cash                                               $   1,496        $     739       $      --        $   2,235
     Accounts receivable                                   12,929            7,244              --           20,173
     Inventories                                           13,115            5,076              --           18,191
     Other                                                  2,659              879              --            3,538
                                                    --------------------------------------------------------------------
   Total current assets                                    30,199           13,938              --           44,137
   Property, plant and equipment, net                      34,828           11,580              --           46,408
   Goodwill, net                                           50,544           42,385              --           92,929
   Other noncurrent assets                                 45,238              502         (37,763)           7,977
                                                    --------------------------------------------------------------------
   Total assets                                         $ 160,809        $  68,405       $ (37,763)       $ 191,451
                                                    ====================================================================

   Current liabilities:
     Accounts payable and accrued expenses              $  12,484        $   6,628       $     808        $  19,920
     Current portion of long-term debt                      9,914            1,473              --           11,387
                                                    --------------------------------------------------------------------
   Total current liabilities                               22,398            8,101             808           31,307
   Long-term debt, less current portion                   149,184           37,612         (25,000)         161,796
   Other noncurrent liabilities                             2,868            1,340              --            4,208
   Total stockholder's equity (deficit)                   (13,641)          21,352         (13,571)          (5,860)
                                                    --------------------------------------------------------------------
   Total liabilities and stockholder's
     equity (deficit)                                   $ 160,809        $  68,405       $ (37,763)       $ 191,451
                                                    ====================================================================

                                                       The Company*    Kitchen Craft   Eliminations      Consolidated
                                                    --------------------------------------------------------------------
                                              Condensed Consolidating Statement of Income
   Net sales                                            $ 190,056        $  81,340       $      --        $ 271,396
   Cost of goods sold                                     140,574           51,856              --          192,430
                                                    --------------------------------------------------------------------
   Gross profit                                            49,482           29,484              --           78,966

   Selling, general and administrative
     expenses                                              23,927           11,942              --           35,869
   Interest expense                                        14,333            3,113              --           17,446
   Foreign currency transaction gains                          --             (969)             --             (969)
                                                    --------------------------------------------------------------------
   Income before income taxes                              11,222           15,398              --           26,620

   Income tax expense                                       4,217            6,299              --           10,516
                                                    --------------------------------------------------------------------
   Net income                                           $   7,005        $   9,099       $      --        $  16,104
                                                    ====================================================================

                              Omega Cabinets, Ltd.

11. Guarantor and Non-Guarantor Subsidiaries (continued)

                                                       The Company*    Kitchen Craft   Eliminations      Consolidated
                                                    --------------------------------------------------------------------
                                       Condensed Consolidating Statement of Cash Flows
   Operating activities:
     Net cash provided by operating
       activities                                       $  14,561        $  10,624       $      --        $  25,185
   Investing activities:
     Purchases of property, plant and
       equipment                                           (8,705)          (2,847)             --          (11,552)
     Payments for acquisition of business                    (516)         (49,808)             --          (50,324)
                                                    --------------------------------------------------------------------
   Net cash used in investing activities                   (9,221)         (52,655)        (61,876)

   Financing activities:
     Proceeds from long-term debt                          32,200           14,578              --           46,778
     Capital contributions, net of
       redemptions                                         14,271           13,571         (13,571)          14,271
     Intercompany funding                                 (33,778)          20,207          13,571               --
     Payments of long-term debt                           (14,957)          (4,944)             --          (19,901)
     Payments for deferred financing costs                 (2,231)            (583)             --           (2,814)
                                                    --------------------------------------------------------------------
   Net cash provided by (used in) financing
     activities                                            (4,495)          42,829              --           38,334
   Effect of foreign exchange                                  --              (59)             --              (59)
                                                    --------------------------------------------------------------------
   Net increase in cash                                       845              739              --            1,584

   Cash at beginning of period                                651               --              --              651
                                                    --------------------------------------------------------------------
   Cash at end of period                                $   1,496        $     739       $      --        $   2,235
                                                    ====================================================================

* Includes Panther which is inconsequential as described above.

                              Omega Cabinets, Ltd.

                 Schedule II - Valuation and Qualifying Accounts

                                         Balance at     Charged to
                                          Beginning     Costs and          Other                       Balance at
                Description                of Year       Expenses        Additions     Deductions     End of Year
-------------------------------------------------------------------------------------------------------------------

YEAR ENDED JANUARY 1, 2000
   Allowance for doubtful accounts        $1,489,000      $155,000     $307,000 (1)     $155,000 (2)   $1,796,000

YEAR ENDED JANUARY 2, 1999
   Allowance for doubtful accounts         1,804,000        23,000           --          338,000 (2)    1,489,000

YEAR ENDED DECEMBER 27, 1997
   Allowance for doubtful accounts         1,628,000       362,000           --          186,000 (2)    1,804,000

(1)  Addition from acquisition of Kitchen Craft.

(2)  Uncollectible accounts written off, net of recoveries.