Form 10-Q
period 2000-04-01
OMEGA CABINETS LTD
filed 2000-05-16
CIK 1043958

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549



(Mark One)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: April 1, 2000
                                                 -------------
                                      OR

         [ _ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
       For the transition period from:_______________ to ______________

                       Commission file number: 333-37135
                                               ---------


                             Omega Cabinets, Ltd.
   ------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


             Delaware                                     42-1423186
       ---------------------------------------         ----------------
              (State or other jurisdiction             (I.R.S. Employer
              incorporation or organization        Identification Number)


                    1205 Peters Drive, Waterloo, Iowa 50703
   -------------------------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)


                                (319) 235-5700
            -------------------------------------------------------
              (Registrants telephone number, including area code)


                                Not Applicable.
    -----------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  [ x ]    No [ _ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan
confirmed by a court.       Yes  [ _ ]      No [ _ ]   Not Applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On May 15, 2000, all of the voting stock of Omega Cabinets, Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation. As of March 15, 2000, Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1.   Financial Statements

The following financial statements are presented herein:

  Condensed Consolidated Balance Sheets as of April 1, 2000
  and January 1, 2000

  Condensed Consolidated Statements of Income for the three months ended April 1, 2000 and April 3, 1999

  Condensed Consolidated Statements of Cash Flows for the three months ended April 1, 2000 and April 3, 1999

  Notes to Condensed Consolidated Financial Statements

                             Omega Cabinets, Ltd.

                     Condensed Consolidated Balance Sheets

                                                                          April 1               January 1
                                                                            2000                   2000
                                                                         (Unaudited)              (Note)
                                                                       -------------------------------------
Assets
Current assets:
 Cash                                                                    $  2,479,960         $  2,234,669
 Accounts receivable                                                       28,066,093           20,172,798
 Inventories (Note 2)                                                      19,594,961           18,191,451
 Other current assets                                                       3,346,565            3,537,936
                                                                       -------------------------------------
 Total current assets                                                      53,487,579           44,136,854

Property, plant and equipment                                              60,028,302           57,284,421
Less accumulated depreciation                                              11,876,049           10,876,410
                                                                       -------------------------------------
                                                                           48,152,253           46,408,011

Deferred financing costs, net                                               6,830,147            7,114,428
Goodwill, net                                                              92,287,503           92,929,361
Other assets                                                                  914,431              862,162
Total assets                                                             $201,671,913         $191,450,816
                                                                       =====================================

Liabilities and stockholder's equity (deficit)
Current liabilities:
 Accounts payable and accrued expenses                                   $ 25,159,062         $ 19,919,035
 Current portion of long-term debt                                         15,782,679           11,387,384
                                                                       -------------------------------------
Total current liabilities                                                  40,941,741           31,306,419

Deferred income taxes                                                       4,600,759            4,207,780

Long-term debt, less current portion                                      158,900,719          161,796,436

 Stockholder's equity (deficit):
  Common stock, $.01 par value; 10,000 shares
     authorized; 1,000 shares issued and outstanding                               10                   10
 Additional paid-in capital                                                82,524,555           82,598,542
 Less stock notes receivable                                               (1,887,644)          (1,862,583)
 Predecessor basis adjustment                                             (11,031,662)         (11,031,662)
 Accumulated other comprehensive loss- foreign
     currency translation adjustment                                       (1,197,774)          (1,319,083)
 Retained earnings (deficit)                                              (71,178,791)         (74,245,043)
                                                                       -------------------------------------
Total stockholder's equity (deficit)                                       (2,771,306)          (5,859,819)
                                                                       -------------------------------------
Total liabilities and stockholder's equity (deficit)                     $201,671,913         $191,450,816
                                                                       =====================================

Note: The balance sheet at January 1, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             Omega Cabinets, Ltd.

            Condensed Consolidated Statements of Income (Unaudited)


                                                                            Three months ended

                                                                         April 1             April 3
                                                                           2000                1999
                                                                ----------------------------------------
Net sales                                                                $73,442,894         $60,448,521
Cost of goods sold                                                        54,262,490          43,152,806
                                                                ----------------------------------------
Gross profit                                                              19,180,404          17,295,715

Selling, general and administrative expenses                               8,973,347           7,406,044
Amortization of goodwill                                                     647,050             541,752
                                                                ----------------------------------------
Operating income                                                           9,560,007           9,347,919

Interest expense                                                           4,399,913           4,294,406
Foreign currency transaction losses (gains)                                  117,201            (206,456)
                                                                ----------------------------------------
Income before income taxes                                                 5,042,893           5,259,969

Income tax expense                                                         1,976,641           2,037,234
                                                                ----------------------------------------
Net income                                                               $ 3,066,252         $ 3,222,735
                                                                ========================================

See accompanying notes.

                             Omega Cabinets, Ltd.

          Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                              Three months ended
                                                                         April 1               April 3
                                                                           2000                  1999
                                                                 ------------------------------------------
Operating activities
Net income                                                                  3,066,252          $  3,222,735
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                                              1,944,963             1,532,635
 Noncash interest income on stock notes receivable                            (25,061)                    -
 Deferred income taxes                                                        391,184               410,000
 Changes in operating assets and liabilities:
  Accounts receivable                                                      (7,932,578)           (5,869,263)
  Inventories                                                              (1,430,294)             (642,406)
  Other assets                                                                134,607               230,455
  Accounts payable, accrued expenses and other
     liabilities                                                            5,277,293             3,521,511
                                                                 ------------------------------------------
Net cash provided by operating activities                                   1,426,316             2,405,667

Investing activities
Purchases of property, plant and equipment                                 (2,820,877)           (1,957,275)
Payments for acquisition of business                                                -           (50,323,500)
                                                                 ------------------------------------------
Net cash used in investing activities                                      (2,820,877)          (52,280,775)

Financing activities
Payments for deferred financing costs                                               -            (2,725,979)
Payments of long-term debt                                                 (3,118,322)           (2,292,448)
Proceeds from long-term debt                                                4,820,560            43,062,408
Capital contributions by parent                                                 7,148            14,288,412
Payment to parent to redeem common stock and
 options at parent level                                                      (81,135)                    -
                                                                 ------------------------------------------
Net cash provided by financing activities                                   1,628,251            52,332,393

Effect of foreign exchange rate changes on cash                                11,601               (28,050)
                                                                 ------------------------------------------
Net increase in cash                                                          245,291             2,429,235

Cash at beginning of period                                                 2,234,669               650,703
                                                                 ------------------------------------------
Cash at end of period                                                     $ 2,479,960          $  3,079,938
                                                                 ==========================================

See accompanying notes.

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                 April 1, 2000



1.   Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended April 1, 2000 are not necessarily indicative of the results that may be expected for the full 2000 fiscal year. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended January 1, 2000.


2.   Inventories

Inventories consist of the following:


                                                April 1            January 1
                                                  2000               2000
                                           ----------------------------------

 Raw materials                                $ 8,505,092         $ 8,893,729
 Work-in-process                                7,277,261           6,144,663
 Finished goods                                 3,812,608           3,153,059
                                           ----------------------------------
                                              $19,594,961         $18,191,451
                                           ==================================

3.   1999 Acquisition

On January 29, 1999, the Company acquired Kitchen Craft of Canada, Ltd. ("Kitchen Craft") for a purchase price of approximately $54.2 million. The transaction was accounted for as a purchase. The accounts and transactions of Kitchen Craft are included in the accompanying condensed consolidated financial statements from the date of acquisition.


4.   Comprehensive Income

Comprehensive income was $3,187,561 and $2,953,754 for the three months ended April 1, 2000 and April 3, 1999, respectively.

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)



5.   Guarantor and Non-Guarantor Subsidiaries

The Company's $100 million senior subordinated notes are fully and unconditionally guaranteed by Panther Transport, Inc. ("Panther"), the Company's only wholly-owned subsidiary prior to 1999. Separate financial statements or summarized financial information for Panther have not been presented since its operations are inconsequential and its accounts and transactions represent less than 1% of each of the consolidated total assets, liabilities, equity, net sales, operating income, and net income of the Company. Management believes that the separate financial statements and summarized financial information of Panther are not material to investors.

Beginning in fiscal 1999 as a result of the Kitchen Craft acquisition, the Company also has two wholly-owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft business. Set forth below are consolidating condensed financial statements as of April 1, 2000 and for the three months ended April 1, 2000 and April 3, 1999, which separately reflect Kitchen Craft (amounts in thousands):

                                                           The               Kitchen
                                                        Company*              Craft          Eliminations       Consolidated
                                                 ----------------------------------------------------------------------------
                                              Condensed Consolidating Balance Sheet
                                                     April 1, 2000
 Current assets:
  Cash                                                       $    405             $ 2,075          $      -          $  2,480
  Accounts receivable                                          19,957               8,109                 -            28,066
  Inventories                                                  14,414               5,181                 -            19,595
  Other                                                         2,545                 802                 -             3,347
                                                 ----------------------------------------------------------------------------
 Total current assets                                          37,321              16,167                 -            53,488
 Property, plant and equipment, net                            36,322              11,830                 -            48,152
 Goodwill, net                                                 50,180              42,108                 -            92,288
 Other noncurrent assets                                       45,580                 468           (38,304)            7,744
 Total assets                                                $169,403             $70,573          $(38,304)         $201,672
                                                 ============================================================================

 Current liabilities:
  Accounts payable and accrued expenses                      $ 18,895             $ 6,416          $   (152)         $ 25,159
  Current portion of long-term debt                            12,968               2,815                 -            15,783
                                                 ----------------------------------------------------------------------------
 Total current liabilities                                     31,863               9,231              (152)           40,942
 Long-term debt, less current portion                         146,920              36,563           (24,582)          158,901
 Other noncurrent liabilities                                   3,268               1,333                 -             4,601
 Total stockholder's equity (deficit)                         (12,648)             23,446           (13,570)           (2,772)
                                                 ----------------------------------------------------------------------------
 Total liabilities and stockholder's equity
  (deficit)                                                  $169,403             $70,573          $(38,304)         $201,672
                                                 ============================================================================

 *   Includes Panther which is inconsequential as described above.

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)



5.   Guarantor and Non-Guarantor Subsidiaries (continued)

                                                               The                Kitchen
                                                             Company*              Craft      Eliminations      Consolidated
                                                       ----------------------------------------------------------------------

                                 Condensed Consolidating Statements of Income
                                       Three months ended April 1, 2000

Net sales                                                    $50,114             $23,329        $ -               $73,443
Cost of goods sold                                            38,577              15,686          -                54,263
                                                      ----------------------------------------------------------------------
Gross profit                                                  11,537               7,643          -                19,180
Selling, general and administrative expenses                   6,197               3,423          -                 9,620
Interest expense                                               3,590                 810          -                 4,400
Foreign currency transaction losses                                -                 117          -                   117
                                                      ----------------------------------------------------------------------
Income before income taxes                                     1,750               3,293          -                 5,043
Income tax expense                                               657               1,320          -                 1,977
                                                      ----------------------------------------------------------------------
Net income                                                   $ 1,093             $ 1,973        $ -               $ 3,066
                                                      ======================================================================

                                      Three months ended April 3, 1999

Net sales                                                    $46,853             $13,596        $ -               $60,449
Cost of goods sold                                            34,187               8,966          -                43,153
                                                      ----------------------------------------------------------------------
Gross profit                                                  12,666               4,630          -                17,296
Selling, general and administrative expenses                   5,783               2,165          -                 7,948
Interest expense                                               3,657                 637          -                 4,294
Foreign currency transaction gains                                 -                (206)         -                  (206)
                                                      ----------------------------------------------------------------------
Income before income taxes                                     3,226               2,034          -                 5,260
Income tax expense                                             1,224                 813          -                 2,037
                                                      ----------------------------------------------------------------------
Net income                                                   $ 2,002             $ 1,221        $ -               $ 3,223
                                                      ======================================================================

                              Condensed Consolidating Statements of Cash Flows
                                      Three months ended April 1, 2000

Operating activities:
 Net cash provided by operating activities                   $ 1,017             $   409        $ -               $ 1,426
Investing activities - purchases of property
 plant and equipment                                          (2,282)               (539)         -                (2,821)

Financing activities:
 Proceeds from long-term debt                                  3,026               1,795          -                 4,821
 Redemptions of stock, net of capital                            (75)                  -          -                   (75)
  contributions
 Intercompany funding                                           (541)                541          -                     -
 Payments of long-term debt                                   (2,236)               (882)         -                (3,118)
                                                      ----------------------------------------------------------------------
Net cash provided by financing activities                        174               1,454          -                 1,628
Effect of foreign exchange                                         -                  12          -                    12
                                                      ----------------------------------------------------------------------
Net increase (decrease) in cash                               (1,091)              1,336          -                   245
Cash at beginning of period                                    1,496                 739          -                 2,235
                                                      ----------------------------------------------------------------------
Cash at end of period                                        $   405             $ 2,075        $ -               $ 2,480
                                                      ======================================================================

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)



5.   Guarantor and Non-Guarantor Subsidiaries (continued)

                                                              The                Kitchen
                                                            Company*              Craft           Eliminations       Consolidated
                                                       ---------------------------------------------------------------------------

               Condensed Consolidating Statements of Cash Flows
                       Three months ended April 3, 1999
Operating activities:
  Net cash provided by operating activities                  $  4,291            $ (1,886)      $          -          $  2,405

Investing activities:
  Purchases of property, plant and equipment                   (1,617)               (340)                 -            (1,957)
  Payments for acquisition of business                           (467)            (49,856)                 -           (50,323)
                                                       ---------------------------------------------------------------------------
Net cash used in investing activities                          (2,084)            (50,196)                 -           (52,280)

Financing activities:
  Proceeds from long-term debt                                 24,146              18,916                  -            43,062
  Capital contributions                                        14,288              13,571            (13,571)           14,288
  Intercompany funding                                        (36,208)             22,637             13,371                 -
  Payments of long-term debt                                   (2,292)                  -                  -            (2,292)
  Payments for deferred financing costs                        (2,170)               (556)                 -            (2,726)
                                                       ---------------------------------------------------------------------------
Net cash provided by (used in) financing
  activities                                                   (2,236)             54,568                  -            52,332

Effect of foreign exchange                                          -                 (28)                 -               (28)
                                                       ---------------------------------------------------------------------------
Net increase (decrease) in cash                                   (29)              2,458                  -             2,429

Cash at beginning of period                                       651                   -                  -               651
                                                       ---------------------------------------------------------------------------
Cash at end of period                                        $    622            $  2,458        $         -          $  3,080
                                                       ===========================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended April 1, 2000 and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the year ending January 1, 2000.

1999 Kitchen Craft Acquisition

     On January 29, 1999, the Company consummated the acquisition of Kitchen Craft of Canada, Ltd. ("Kitchen Craft") as further described in the Notes to Condensed Consolidated Financial Statements. The acquisition was accounted for as a purchase, with Kitchen Craft consolidated with the Company effective from the acquisition date forward. Accordingly, the Company's results of operations for the first quarter of fiscal 1999 reflect two months of Kitchen Craft results.

Results of Operations

Net Sales for the three months ended April 1, 2000 ("first quarter 2000") were $73.4 million compared to $60.4 million for the comparable period in 1999 ("first quarter 1999"), an increase of 21.5%. The increase in net sales in the first quarter 2000 was primarily attributable to the acquisition of Kitchen Craft and strong consumer spending on remodeling projects. First quarter 2000 net sales included $23.3 million for Kitchen Craft compared to $13.6 million for the two months during first quarter 1999. Net sales for the Omega lines (custom and semi-custom cabinetry and bath vanities) were $23.9 million in the first quarter 2000 compared with $21.7 million for first quarter 1999, a 10.5% increase. Omega custom and semi-custom net sales increased 17.6% and 9.7%, respectively, driven primarily by additional selling locations at Home Depot EXPO, Sears' The Great Indoors, and the BKBG Buying Group, an organization that represents over 150 independent kitchen and bath dealers. Vanity sales increased 6.3% driven by strong sales at major homecenter accounts. The increase in Omega's net sales was partially offset by $.5 million related to the Company's decision to exit various Home Depot stores in order to better serve Home Depot's EXPO Design Centers and independent dealers. HomeCrest stock net sales were $26.2 million for first quarter 2000 compared with $25.2 for first quarter 1999, a 3.9% increase, which increase was partially offset by the Company's decision to discontinue the Affinity frameless product offering as well as softening new home starts.

Gross Profit for first quarter 2000 was $19.2 million compared to $17.3 million for first quarter 1999, an increase of 10.9%. As a percentage of net sales, gross profit decreased to 26.1% in the first quarter 2000 from 28.6% in first quarter 1999 with lower gross margins at every division. HomeCrest's gross profit decreased to 20.4% in first quarter 2000 compared to 23.9% in first quarter 1999 driven primarily by higher labor costs due to the short-term impact of new and inexperienced production employees hired to support the Company's growth. Omega's gross profit decreased to 25.7% in first quarter 2000 compared to 30.4% in fiscal first quarter 1999 driven primarily by higher material prices and usage related to Omega's new hardwood processing center. Kitchen Craft gross margins decreased to 32.8% in first quarter 2000 compared to 34.1% for first quarter 1999 driven primarily by lower volume and margins at Kitchen Craft's twelve company-owned retail stores as well as higher material costs.

Selling, General and Administrative Expenses for first quarter 2000 were $9.0 million compared to $7.4 million for first quarter 1999, an increase of 21.2%. As a percentage of net sales, selling, general and administrative expenses were 12.2% for the first quarter 2000 compared to 12.3% for first quarter 1999. Selling, general and administrative expenses as a percentage of net sales at Omega and HomeCrest for first quarter 2000 was 11.6%, similar to first quarter 1999 while Kitchen Craft improved to 13.5% for first quarter 2000 compared to 14.6% for first quarter 1999.

Interest Expense for first quarter 2000 was $4.4 million compared to $4.3 million for first quarter 1999, a 2.5% increase driven primarily by additional borrowings related to the January 29, 1999 acquisition of Kitchen Craft.

Income Taxes for first quarter 2000 was $2.0 million, similar to first quarter 1999. First quarter 2000 reflects a normalized tax rate of 39.2% compared with 38.7% in first quarter 1999 resulting from a higher tax rate at Kitchen Craft.

Net Income for first quarter 2000 was $3.1 million compared to $3.2 million for first quarter 1999, a 1.2% decline related to the factors discussed above.

Results of Operations - Pro Forma

     The results discussed above only include Kitchen Craft results since the January 29, 1999 acquisition. To provide more insight into the underlying performance of the consolidated group, a pro forma summary for first quarter 2000 and 1999 are shown below treating Kitchen Craft as if it was acquired on January 1, 1999.


                           First     First
                           Quarter   Quarter
($ in millions)            2000      1999        Increase
                           ----      -----       --------
Net Sales:
   Omega/HomeCrest         $50.1     $46.9        7.0%
   Kitchen Craft            23.3      19.1       22.1%
                           -----     -----
   Consolidated            $73.4     $66.0       11.3%

EBITDA (1):
   Omega/HomeCrest         $ 6.7     $ 8.0      -16.3%
   Kitchen Craft             4.8       3.5       34.5%
                           -----     -----
   Consolidated            $11.4     $11.5       -0.6%

EBITDA Margin (1):
   Omega/HomeCrest          13.3%     17.0%
   Kitchen Craft            20.4%     18.5%
   Consolidated             15.5%     17.4%

________


(1) EBITDA Margin represents EBITDA as a percentage of net sales. EBITDA represents income from operations before interest expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock option and warrant expense and certain unusual or nonrecurring expenses. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchase of property and equipment, (ii) is not measure of performance calculated in accordance with generally accepted accounting principles,
     (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

Pro Forma Net Sales for first quarter 2000 were $73.4 million compared to $66.0 million for first quarter 1999, an increase of 11.3%. All three divisions experienced strong sales growth driven by increased remodeling spending as well as the introduction of new products and an increase in new selling locations. Kitchen Craft sales increased 22.1% for the first quarter 2000 driven primarily by 48% growth to U.S. dealers, the addition of new selling locations, and an increase in the average cabinet selling price. Kitchen Craft sales to the Canadian market decreased 3% as lower margin multi-unit project business was reduced and cabinet prices increased.

Pro Forma EBITDA for first quarter 2000 was $11.4 million compared to $11.5 million for first quarter 1999, a decrease of 0.6%. As a percentage of net sales, EBITDA was 15.5% for first quarter 2000 compared to 17.4% for first quarter 1999. Kitchen Craft EBITDA and EBITDA as a percentage of net sales increased dramatically during first quarter 2000 compared to first quarter 1999 primarily as a result of higher sales of semi-custom cabinetry to U.S. dealers that have substantially higher margins than stock cabinetry sales in Canada. Both the Omega and HomeCrest divisions experienced EBITDA margin declines, due primarily to gross profit margin declines as previously discussed.

Liquidity and Capital Resources

     The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

     Net cash provided by operating activities for the first quarter 2000 was $1.4 million compared to $2.4 million for first quarter 1999. The decrease of $1.0 million was driven primarily by a net increase in operating assets and liabilities related to sales growth.

     The Company used cash in investing activities of $2.8 million for first quarter 2000 compared to $52.3 million for first quarter 1999, a decrease of $49.5 million. First quarter 1999 included $50.3 million related to financing of the Kitchen Craft acquisition and $2.0 million for capital expenditures. Capital expenditures for first quarter 2000 were $2.8 million and included a 30,000 square foot capacity expansion and productivity program at HomeCrest's Goshen, Indiana facility.

     Cash provided by financing activities was $1.6 million for first quarter 2000 compared to $52.3 million for first quarter 1999. This $50.7 million reduction was due primarily to financing of the January 1999 Kitchen Craft acquisition and related financing costs.

     The Company's ability to make scheduled payments of principal of, or to pay the interest or premium, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under its bank loans, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance, however, that the Company's business will generate sufficient cash flow from operations or that future borrowing will be available under its bank loans in an amount sufficient to enable the Company to service its indebtedness or make anticipated capital expenditures.

     At April 1, 2000, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $52.4 million term note facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $19.4 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

     As of April 1, 2000, the Company had additional borrowing availability of $12.5 million under the U.S. Revolving Facility and (Cdn) $13.0 million under the Canadian Revolving Facility. In addition, the Company had cash of $2.5 million that was available to further reduce the U.S. and Canadian Revolving Facilities. The U.S. Term Facility requires quarterly principal payments that began in April 1999 at $1.0 million per quarter and increase at each September anniversary. Subsequent payments will be approximately $1.3 million, $1.4 million, $1.8 million and $2.1 million per quarter during the four quarter periods beginning September 1999, 2000, 2001, and 2002, respectively, with $2.6 million payments due the last two quarters in 2003. Finally, four equal quarterly payments of $6.1 million are required during 2004 to fully amortize the term loan on December 31, 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. A $1.1 million excess cash flow payment was made during March 2000. The Canadian Term Facility requires quarterly payments that began in April 1999 at approximately (Cdn) $0.4 million per quarter and increasing at each anniversary. Subsequent payments will be approximately (Cdn) $0.5 million, (Cdn) $0.6 million, (Cdn) $0.7 million,
(Cdn) $0.9 million and (Cdn) $2.2 million per quarter during 2000, 2001, 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. The Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.

Computer Systems and Year 2000

     As described in the Form 10-Q for the quarter ended October 2, 1999, the Company had developed plans to address potential exposures of its computer systems related to the Year 2000. Since entering the year 2000, the Company has not experienced any significant disruptions to its business nor is it aware of any significant year 2000-related disruptions impacting its customers and suppliers. Furthermore, the Company did not experience any material impact on inventories at fiscal year end. The Company will continue to monitor its systems and operations until it is reasonably assured that no significant business interruptions will occur as a result of any year 2000 issues.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


     The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of April 1, 2000, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by scheduled maturity dates (in thousands):

                              Variable Rate (a)  Fixed Rate (b)

   Maturing in:

        2000                        $ 5,186         $     --
        2001                          8,065               --
        2002                          9,841               --
        2003                         20,842               --
        2004                         30,749               --
        Thereafter                       --          100,000
                                    -------         --------
   Total                            $74,683         $100,000
                                    =======         ========

   Fair value at April 1, 2000      $74,683         $ 97,000

(a) $35.3 million at LIBOR plus 1.75%, $24.6 million at LIBOR plus 2.00% and $14.8 million at Canadian BA rate plus 2.00% (7.99% weighted average at April 1, 2000).

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


                          OMEGA CABINETS, LTD.


                          By: /s/ Robert L. Moran
                              ________________________________
                              Name:    Robert L. Moran
                              Title:   Chief Executive Officer
                                       (Principal executive
                                       officer and principal
                                       financial officer)


Dated:  May 16, 2000