Form 10-Q
period 2000-07-01
OMEGA CABINETS LTD
filed 2000-08-15
CIK 1043958

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


(Mark One)

           [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended: July 1, 2000
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from:         to
                                                      --------
                        Commission file number: 333-37135
                                                ---------

                              Omega Cabinets, Ltd.
                     --------------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                            42-1423186
(State or other jurisdiction                                (I.R.S. Employer
incorporation or organization                            Identification Number)


                     1205 Peters Drive, Waterloo, Iowa 50703

                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 235-5700
                ------------------------------------------------
               Registrants telephone number, including area code)


                                 Not Applicable
                ------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On May 15, 2000, all of the voting stock of Omega Cabinets Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation. As of March 15, 2000, Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

The following financial statements are presented herein:

   Condensed Consolidated Balance Sheets as of July 1, 2000
     and January 1, 2000

   Condensed Consolidated Statements of Income for the three months and six months ended July 1, 2000 and July 3, 1999

   Condensed Consolidated Statements of Cash Flows for the six months ended July 1, 2000 and July 3, 1999

   Notes to Condensed Consolidated Financial Statements

                              Omega Cabinets, Ltd.

                      Condensed Consolidated Balance Sheets

                                                                       July 1            January 1
                                                                        2000               2000
                                                                     (Unaudited)          (Note)
                                                                    -------------------------------
Assets
Current assets:
   Cash                                                             $   1,104,311     $   2,234,669
   Accounts receivable                                                 29,359,470        20,172,798
   Inventories (Note 2)                                                17,952,945        18,191,451
   Other current assets                                                 3,861,837         3,537,936
                                                                    -------------------------------
Total current assets                                                   52,278,563        44,136,854

Property, plant and equipment                                          60,248,781        57,284,421
Less accumulated depreciation                                          12,803,231        10,876,410
                                                                    -------------------------------
                                                                       47,445,550        46,408,011

Deferred financing costs, net                                           6,531,347         7,114,428
Goodwill, net                                                          91,672,580        92,929,361
Other assets                                                              985,140           862,162
                                                                    -------------------------------
Total assets                                                        $ 198,913,180     $ 191,450,816
                                                                    ===============================

Liabilities and stockholder's equity (deficit)
Current liabilities:
   Accounts payable and accrued expenses                            $  23,034,947     $  19,919,035
   Current portion of long-term debt                                   13,353,059        11,387,384
                                                                    -------------------------------
Total current liabilities                                              36,388,006        31,306,419

Deferred income taxes                                                   4,973,660         4,207,780

Long-term debt, less current portion                                  156,911,102       161,796,436

Stockholder's equity (deficit):
   Common stock, $.01 par value; 10,000 shares authorized; 1,000
     shares issued and outstanding                                             10                10
   Additional paid-in capital                                          82,883,308        82,598,542
   Less stock notes receivable                                         (2,174,662)       (1,862,583)
   Predecessor basis adjustment                                       (11,031,662)      (11,031,662)
   Accumulated other comprehensive loss - foreign currency
     translation adjustment                                              (778,984)       (1,319,083)
   Retained earnings (deficit)                                        (68,257,598)      (74,245,043)
                                                                    -------------------------------
Total stockholder's equity (deficit)                                      640,412        (5,859,819)
                                                                    -------------------------------
Total liabilities and stockholder's equity (deficit)                $ 198,913,180     $ 191,450,816
                                                                    ===============================

Note: The balance sheet at January 1, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                              Omega Cabinets, Ltd.

             Condensed Consolidated Statements of Income (Unaudited)



                                           Three months ended                     Six months ended
                                        July 1            July 3              July 1            July 3
                                         2000              1999                2000              1999
                                   -----------------------------------   -----------------------------------
Net sales                             $79,690,910       $72,045,640        $153,133,804      $132,494,161
Cost of goods sold                     57,591,899        50,326,034         111,854,389        93,478,840
                                   -----------------------------------   -----------------------------------
Gross profit                           22,099,011        21,719,606          41,279,415        39,015,321

Selling, general and
   administrative expenses (Note       11,767,986         8,438,284          20,741,333        15,844,328
   4)
Amortization of goodwill                  641,891           642,702           1,288,941         1,184,454
                                   -----------------------------------   -----------------------------------
Operating income                        9,689,134        12,638,620          19,249,141        21,986,539

Interest expense                        4,453,162         4,402,162           8,853,075         8,696,568
Foreign currency transaction
   losses (gains)                         396,464          (590,819)            513,665          (797,275)
                                   -----------------------------------   -----------------------------------
Income before income taxes              4,839,508         8,827,277           9,882,401        14,087,246

Income tax expense                      1,918,326         3,373,905           3,894,967         5,411,139
                                   -----------------------------------   -----------------------------------
Net income                           $  2,921,182      $  5,453,372      $    5,987,434    $    8,676,107
                                   ===================================   ===================================



See accompanying notes.

                              Omega Cabinets, Ltd.

           Condensed Consolidated Statements of Cash Flows (Unaudited)



                                                                             Six months ended
                                                                        July 1             July 3
                                                                         2000               1999
                                                                     ------------------------------
Operating activities
Net income                                                            $5,987,434       $  8,676,107
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                       3,907,867          3,316,859
   Loss on disposal of fixed assets (Note 4)                           2,468,546                  -
   Noncash interest income on stock notes receivable                     (68,963)                 -
   Noncash stock option expense                                                -            205,000
   Deferred income taxes                                                 791,250            820,000
   Changes in operating assets and liabilities:
     Accounts receivable                                              (9,396,859)        (6,493,886)
     Inventories                                                         110,854         (1,394,805)
     Other assets                                                       (567,617)          (291,054)
     Accounts payable, accrued expenses and other liabilities          3,048,891          5,795,201
                                                                     ------------------------------
Net cash provided by operating activities                              6,281,403         10,633,422

Investing activities
Purchases of property, plant and equipment                            (5,515,271)        (6,399,353)
Payments for acquisition of business                                           -        (54,240,191)
                                                                     ------------------------------
Net cash used in investing activities                                 (5,515,271)       (60,639,544)

Financing activities
Payments for deferred financing costs                                          -         (2,810,775)
Payments of long-term debt                                            (7,413,084)        (8,477,241)
Proceeds from long-term debt                                           5,466,044         43,062,408
Capital contributions by parent                                          122,806         18,681,060
Payment to parent to redeem common stock and
   options at parent level                                               (81,135)          (102,821)
                                                                     ------------------------------
Net cash (used in) provided by financing activities                   (1,905,369)        50,352,631

Effect of foreign exchange rate changes on cash                            8,879            (67,924)
                                                                     ------------------------------
Net (decrease) increase in cash                                       (1,130,358)           278,585

Cash at beginning of period                                            2,234,669            650,703
                                                                     ==============================
Cash at end of period                                                 $1,104,311      $     929,288
                                                                     ==============================



See accompanying notes.

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  July 1, 2000

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended July 1, 2000 are not necessarily indicative of the results that may be expected for the full 2000 fiscal year. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended January 1, 2000.


2. Inventories

Inventories consist of the following:
                                                 July 1            January 1
                                                  2000               2000
                                           ------------------------------------

   Raw materials                                $ 8,854,820      $ 8,893,729
   Work-in-process                                6,377,586        6,144,663
   Finished goods                                 2,720,539        3,153,059
                                           ------------------------------------
                                                $17,952,945      $18,191,451
                                           ====================================

3. 1999 Acquisition

On January 29, 1999, the Company acquired Kitchen Craft of Canada, Ltd. ("Kitchen Craft") for a purchase price of approximately $54.2 million. The transaction was accounted for as a purchase. The accounts and transactions of Kitchen Craft are included in the accompanying condensed consolidated financial statements from the date of acquisition.

4. Disposal of Fixed Assets

In June 2000, the Company terminated implementation of its Enterprise Resource and Planning (ERP) system. The Company charged approximately $2.5 million to selling, general and administrative expense in the second quarter of fiscal 2000 related to the terminated implementation.

5. Comprehensive Income

Comprehensive income was $3,339,972 and $4,641,195 for the three months ended July 1, 2000 and July 3, 1999, respectively, and $6,527,533 and $7,594,949 for the six months ended July 1, 2000 and July 3, 1999, respectively.

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)




6. Guarantor and Non-guarantor Subsidiaries

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

Beginning in fiscal 1999 as a result of the Kitchen Craft acquisition, the Company also has two wholly-owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft business. Set forth below are consolidating condensed financial statements as of July 1, 2000 and for the three and six months ended July 1, 2000 and July 3, 1999, which separately reflect Kitchen Craft (amounts in thousands):

                                                      The           Kitchen
                                                    Company*         Craft        Eliminations   Consolidated
                                                 --------------- --------------- -------------- -------------
                                                              Condensed Consolidating Balance Sheet
                                                                          July 1, 2000
   Current assets:
     Cash                                        $       376       $     728     $         -    $    1,104
     Accounts receivable                              19,386           9,973               -        29,359
     Inventories                                      13,183           4,770               -        17,953
     Other                                             2,802           1,060               -         3,862
                                                 --------------- --------------- -------------- -------------
   Total current assets                               35,747          16,531               -        52,278
   Property, plant and equipment, net                 34,776          12,670               -        47,446
   Goodwill, net                                      49,817          41,856               -        91,673
   Other noncurrent assets                            39,907             428         (32,819)        7,516
                                                 --------------- --------------- -------------- -------------
   Total assets                                     $160,247         $71,485        $(32,819)     $198,913
                                                 =============== =============== ============== =============

   Current liabilities:
     Accounts payable and accrued expenses         $  16,500        $  1,202       $   5,333     $  23,035
     Current portion of long-term debt                 6,883           6,470               -        13,353
                                                 --------------- --------------- -------------- -------------
   Total current liabilities                          23,383           7,672           5,333        36,388
   Long-term debt, less current portion              145,523          35,970         (24,582)      156,911
   Other noncurrent liabilities                        3,668           1,305               -         4,973
   Total stockholder's equity (deficit)              (12,327)         26,538         (13,570)          641
                                                 --------------- --------------- -------------- -------------
   Total liabilities and stockholder's equity
     (deficit)                                      $160,247         $71,485        $(32,819)     $198,913
                                                 =============== =============== ============== =============

   *   Includes Panther which is inconsequential as described above.

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)




6. Guarantor and Non-guarantor Subsidiaries (continued)

                                                      The           Kitchen
                                                    Company          Craft       Eliminations   Consolidated
                                                 --------------- --------------- -------------- -------------

                                   Condensed Consolidating Statement of Income
                                          Three months ended July 1, 2000

   Net sales                                          $52,766        $26,925         $ -           $79,691
   Cost of goods sold                                  40,020         17,572           -            57,592
                                                 --------------- --------------- -------------- -------------
   Gross profit                                        12,746          9,353           -            22,099
   Selling, general and administrative expenses         8,713          3,697           -            12,410
   Interest expense                                     3,644            809           -             4,453
   Foreign currency transaction losses                      -            397           -               397
                                                 --------------- --------------- -------------- -------------
   Income before income taxes                             389          4,450           -             4,839
   Income tax expense                                     141          1,777           -             1,918
                                                 =============== =============== ============== =============
   Net income                                         $   248        $ 2,673         $ -           $ 2,921
                                                 =============== =============== ============== =============

                                   Condensed Consolidating Statement of Income
                                          Three months ended July 3, 1999

   Net sales                                         $50,829         $21,217         $ -           $72,046
   Cost of goods sold                                 36,743          13,583           -            50,326
                                                 --------------- --------------- -------------- -------------
   Gross profit                                       14,086           7,634           -            21,720
   Selling, general and administrative expenses        6,016           3,066           -             9,082
   Interest expense                                    3,538             864           -             4,402
   Foreign currency transaction gains                      -            (591)          -              (591)
                                                 --------------- --------------- -------------- -------------
   Income before income taxes                          4,532           4,295           -             8,827
   Income tax expense                                  1,663           1,711           -             3,374
                                                 =============== =============== ============== =============
   Net income                                        $ 2,869         $ 2,584         $ -           $ 5,453
                                                 =============== =============== ============== =============

                                   Condensed Consolidating Statement of Income
                                         Six months ended July 1, 2000

   Net sales                                        $102,880         $50,254         $ -          $153,134
   Cost of goods sold                                 78,596          33,258           -           111,854
                                                 --------------- --------------- -------------- -------------
   Gross profit                                       24,284          16,996           -            41,280
   Selling, general and administrative expenses       14,911           7,120           -            22,031
   Interest expense                                    7,234           1,619           -             8,853
   Foreign currency transaction gains                      -             514           -               514
                                                 --------------- --------------- -------------- -------------
   Income before income taxes                          2,139           7,743           -             9,882
   Income tax expense                                    798           3,097           -             3,895
                                                 =============== =============== ============== =============
   Net income                                       $  1,341         $ 4,646         $ -           $ 5,987
                                                 =============== =============== ============== =============

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)



6. Guarantor and Non-guarantor Subsidiaries (continued)

                                                      The           Kitchen
                                                    Company          Craft       Eliminations   Consolidated
                                                 --------------- --------------- -------------- -------------

                                   Condensed Consolidating Statement of Income
                                         Six months ended July 3, 1999

   Net sales                                         $97,682         $34,812            $ -       $132,494
   Cost of goods sold                                 70,929          22,550              -         93,479
                                                 --------------- --------------- -------------- -------------
   Gross profit                                       26,753          12,262              -         39,015
   Selling, general and administrative expenses       11,800           5,228              -         17,028
   Interest expense                                    7,196           1,501              -          8,697
   Foreign currency transaction gains                      -            (797)             -           (797)
                                                 --------------- --------------- -------------- -------------
   Income before income taxes                          7,757           6,330              -         14,087
   Income tax expense                                  2,887           2,524              -          5,411
                                                 --------------- --------------- -------------- -------------
   Net income                                        $ 4,870         $ 3,806            $ -        $ 8,676
                                                 =============== =============== ============== =============

                               Condensed Consolidating Statement of Cash Flows
                                       Six months ended July 1, 2000

   Operating activities:
     Net cash provided by operating activities      $  4,228        $  2,053            $ -     $    6,281

   Investing activities - purchase of
     property, plant and equipment                    (3,642)         (1,873)             -         (5,515)

   Financing activities:
     Proceeds from long-term debt                          -           5,466              -          5,466
     Capital contributions, net of redemptions            41               -              -             41
     Intercompany funding                              4,944          (4,944)             -              -
     Payments of long-term debt                       (6,691)           (721)             -         (7,412)
                                                 --------------- --------------- -------------- -------------
   Net cash used in financing activities              (1,706)           (199)                       (1,905)
   Effect of foreign exchange                              -               8              -              8
                                                 --------------- --------------- -------------- -------------
   Net decrease in cash                               (1,120)            (11)                       (1,131)

   Cash at beginning of period                         1,496             739              -          2,235
                                                 --------------- --------------- -------------- -------------
   Cash at end of period                             $   376         $   728            $ -      $   1,104
                                                 =============== =============== ============== =============


                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                  Financial Statements (Unaudited) (continued)




6. Guarantor and Non-guarantor Subsidiaries (continued)

                               Condensed Consolidating Statement of Cash Flows
                                       Six months ended July 3, 1999

   Operating activities:
     Net cash provided by operating activities      $  6,986        $  3,648     $        -       $10,634

   Investing activities:
     Purchases of property, plant and equipment       (5,580)           (820)             -         (6,400)
     Payments for acquisition of business               (505)        (53,735)             -        (54,240)
                                                 --------------- --------------- -------------- -------------
   Net cash used in investing activities              (6,085)        (54,555)                      (60,640)

   Financing activities:
     Proceeds from long-term debt                     24,146          18,916              -         43,062
     Capital contributions, net of redemptions        18,578          13,571        (13,571)        18,578
     Intercompany funding                            (38,770)         25,199         13,571              -
     Payments of long-term debt                       (2,756)         (5,721)             -         (8,477)
     Payments for deferred financing costs            (2,228)           (583)             -         (2,811)
                                                 --------------- --------------- -------------- -------------
   Net cash provided by (used in) financing
     activities                                       (1,030)         51,382              -         50,352
   Effect of foreign exchange                              -             (68)             -            (68)
                                                 --------------- --------------- -------------- -------------
   Net increase (decrease) in cash                      (129)            407                           278

   Cash at beginning of period                           651               -              -            651
                                                 --------------- --------------- -------------- -------------
   Cash at end of period                            $    522        $    407     $        -        $   929
                                                 =============== =============== ============== =============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended July 1, 2000 and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the year ending January 1, 2000.

1999 Kitchen Craft Acquisition

     On January 29, 1999, the Company consummated the acquisition of Kitchen Craft of Canada, Ltd. ("Kitchen Craft") as further described in the Notes to Condensed Consolidated Financial Statements. The acquisition was accounted for as a purchase, with Kitchen Craft consolidated with the Company effective from the acquisition date forward. Accordingly, the Company's results of operations for the first six months of fiscal 1999 reflect five months of Kitchen Craft results.

Results of Operations

Net Sales for the three months ended July 1, 2000 ("second quarter 2000") were $79.7 million compared to $72.0 million for the comparable period in 1999 ("second quarter 1999"), an increase of 10.6%. The increase in net sales in the second quarter 2000 was primarily attributable to strong remodeling sales and market share growth for Kitchen Craft and Omega partly offset by weakening sales for the new home market. For the first six months of 2000 ("first half 2000"), net sales were $153.1 million compared to $132.5 million for the first six months of 1999 ("first half 1999"), an increase of 15.6%. First half 1999 results included five months of Kitchen Craft results. Second quarter 2000 net sales for Kitchen Craft were $26.9 million, a 26.9% increase over second quarter 1999 driven primarily by U.S. market share expansion at existing dealers as well as the impact of new selling locations. First half 2000 net sales for Kitchen Craft were $50.3 million, an increase of 44.4% compared with first half 1999. Net sales for the Omega lines (custom and semi-custom cabinetry and bath vanities) were $25.3 million in the second quarter 2000 compared with $23.3 million for second quarter 1999, a 8.3% increase. Omega custom and semi-custom net sales increased 30.0% and 7.4%, respectively, driven primarily by additional selling locations at Home Depot EXPO, Sears' The Great Indoors, and the BKBG Buying Group, an organization that represents over 150 independent kitchen and bath dealers. Vanity sales declined 8.6% resulting from Company decisions to exit various Home Depot stores and other low margin accounts. First half 2000 net sales for the Omega lines were $49.2 million, an increase of 9.4% compared with first half 1999. HomeCrest stock net sales were $27.5 million for the second quarter 2000, similar to second quarter 1999. First half 2000 stock sales were $53.7 million compared to $52.7 million for the first half of 1999, a 1.9% increase. HomeCrest net sales were unfavorably impacted by the Company's decision to discontinue the Affinity frameless product offering as well as softening new home starts. Excluding the Affinity impact, HomeCrest first half net sales increased 7.0%.

Gross Profit for second quarter 2000 was $22.1 million compared to $21.7 million for the second quarter 1999, an increase of 1.7%. As a percentage of net sales, gross profit decreased to 27.7% in the second quarter 2000 from 30.1% in second quarter 1999 with lower gross margins at every division driven primarily by higher hardwood prices, employee medical costs, and fuel inflation. HomeCrest's gross margin decreased to 22.1% in the second quarter 2000 compared to 24.7% in the second quarter 1999 driven primarily by higher material, employee medical, and fuel costs. Omega's gross profit decreased to 26.3% in the second quarter 2000 compared to 31.1% in the second quarter 1999 driven primarily by higher material prices and usage related to Omega's new hardwood processing center. Kitchen Craft gross margins decreased to 34.7% in the second quarter 2000 compared to 36.0% for second quarter 1999 driven primarily by lower volume and margins at the 13 Company-owned retail stores. For the first half of 2000, gross profit was $41.3 million compared to $39.0 million for the first half of 1999, an increase of 5.8%. As a percentage of net sales, gross profit decreased to 27.0% for the first half of 2000 compared to 29.4% for the first half of 1999. Gross margins were lower at every division resulting primarily from inflation related to hardwoods, medical, and fuel as well as unfavorable labor productivity during first quarter 2000 at HomeCrest and Omega related to new employee training.

Selling, General and Administrative Expenses for the second quarter 2000 were $11.8 million compared to $8.4 million for the second quarter 1999, an increase of 39.5%. As a percentage of net sales, selling, general and administrative expenses were 14.8% for the second quarter 2000 compared to 11.7% for the second quarter 1999. During fiscal June 2000, the Company terminated implementation of the Baan Enterprise Resource and Planning system at the Omega division resulting in a $2.5 million pre-tax charge to operations partly offset by a $1.0 million income tax benefit. Project implementation started during the second quarter 1998 with planned completion by third quarter 1999. During the test phase, the software proved unable to support Omega's complex product offering. Excluding this charge, expenses were $9.3 million, an increase of 10.2% compared to second quarter 1999 and as a percentage of net sales, expenses were 11.7%, similar to second quarter 1999. For the first half 2000, expenses were $20.7 million compared to $15.8 million for the first half 1999, an increase of 30.9%. Excluding the non-recurring software charge, first half 2000 expenses were $18.3 million, an increase of 15.3% compared to the first half 1999 and as a percentage of net sales, expenses were 11.9% compared to 12.0% for the first half 1999. In addition to the software write-off, the Company also incurred $0.4 million to participate at the Kitchen and Bath Industry Show. The Company participates once every two years and thus did not incur costs during fiscal 1999.

Interest Expense for second quarter 2000 was $4.5 million compared to $4.4 million for second quarter 1999, a 1.2% increase driven primarily by higher average interest rates related to senior debt borrowings. For the first half 2000, interest expense was $8.9 million compared to $8.7 million for the first half 1999, an increase of 1.8%. Higher interest rates were partly offset by lower borrowings.

Income Taxes for second quarter 2000 were $1.9 million, compared to $3.4 million for the second quarter 1999. Second quarter 2000 reflected a normalized tax rate of 39.6% compared to 38.2% in second quarter 1999 resulting from a higher tax rate at Kitchen Craft. First half 2000 income taxes were $3.9 million, compared to $5.4 million for the first half of 1999. First half 2000 reflected a normalized tax rate of 39.4%, compared with 38.4% for the first half of 1999.

Net Income for second quarter 2000 was $2.9 million compared to $5.5 million for the second quarter 1999, a 46.4% decline related to factors discussed above as well as an unfavorable $1.0 million pre-tax change in foreign currency translations. For the first half of 2000, net income was $6.0 million, compared to $8.7 million for the first half of 1999.

Results of Operations - Pro Forma

     The results discussed above only include Kitchen Craft results since the January 29, 1999 acquisition. To provide more insight into the underlying performance of the consolidated group, a pro forma summary for first quarter 2000 and 1999 are shown below treating Kitchen Craft as if it was acquired prior to 1999.

                      Second      Second
                      Quarter     Quarter
($ in millions)       2000        1999        Increase
                      ----        ----        --------
Net Sales:
   Omega/HomeCrest    $52.8       $50.8          3.8%
   Kitchen Craft       26.9        21.2         26.9%
                      -----      ------
   Consolidated       $79.7       $72.0         10.6%

EBITDA (1):
   Omega/HomeCrest    $ 7.7       $ 9.4        -18.1%
   Kitchen Craft        6.2         5.1         22.5%
                      -----       -----
   Consolidated       $13.9       $14.4         -3.9%

EBITDA Margin (1):
   Omega/HomeCrest     14.6%       18.5%
   Kitchen Craft       23.0%       23.9%
   Consolidated        20.1%       17.4%

                     First       First
                     Half        Half
($ in millions)      2000        1999        Increase
                     ----        ----        --------
Net Sales:
   Omega/HomeCrest   $102.9      $ 97.7         5.3%
   Kitchen Craft       50.3        40.3        24.6%
   Consolidated      $153.1      $138.0        11.0%

EBITDA (1):
   Omega/HomeCrest   $ 14.3      $ 17.3       -17.3%
   Kitchen Craft       11.0         8.6        27.4%
                       ----      ------
   Consolidated      $ 25.3      $ 25.9        -2.4%

EBITDA Margin (1):
   Omega/HomeCrest     13.9%       17.7%
   Kitchen Craft       21.8%       21.3%
   Consolidated        16.5%       18.8%

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

     Net cash provided by operating activities for the first half 2000 was $6.3 million compared to $10.6 million for the first half 1999. The decrease of $4.3 million was driven by a $4.3 million net increase in operating assets and liabilities related to sales growth and $2.7 million lower net income partly offset by $2.7 million higher non-cash adjustments, such as the Baan software write-off.

     The Company used cash in investing activities of $5.5 million for the first half 2000 compared to $60.6 million for the first half 1999, a decrease of $55.1 million. First half 1999 included $54.2 million related to financing of the Kitchen Craft acquisition and $6.4 million for capital expenditures. Capital expenditures for first half 2000 were $5.5 million and included a 30,000 square foot capacity expansion and productivity program at HomeCrest's Goshen, IN facility.

     Cash used in financing activities was $1.9 million for first half 2000 compared to $50.4 million cash provided by financing activities for first half 1999. This change of $52.3 million was due primarily to financing of the January 1999 Kitchen Craft acquisition and related financing costs.

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

     At July 1, 2000, the Company's long-term debt consisted of (i) $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $51.1 million term note facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $18.9 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

     As of July 1, 2000, the Company had additional borrowing availability of $18.7 million under the U.S. Revolving Facility and (Cdn) $7.5 million under the Canadian Revolving Facility. In addition, the Company had cash of $1.1 million that was available to further reduce the U.S. and Canadian Revolving Facilities. The U.S. Term Facility requires quarterly principal payments that began in April 1999 at $1.0 million per quarter and increasing at each September anniversary. Subsequent payments will be approximately $1.3 million, $1.4 million, $1.8 million and $2.1 million per quarter during the four quarter periods beginning September 1999, 2000, 2001, and 2002, respectively, with $2.6 million payments due the last two quarters in 2003. Finally, four equal quarterly payments of $6.1 million will occur during 2004 with the term loan fully amortized on December 31, 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. In this connection, a $1.1 million excess cash flow payment was completed during March 2000. The Canadian Term Facility requires quarterly payments that began in April 1999 at approximately (Cdn) $0.4 million per quarter and increasing at each anniversary. Subsequent payments will be approximately (Cdn) $0.5 million, (Cdn) $0.6 million, (Cdn) $0.7 million, (Cdn) $0.9 million and (Cdn) $2.2 million per quarter during 2000, 2001, 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.


     The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of July 1, 2000, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by scheduled maturity dates (in thousands):

                                        Variable Rate (a)       Fixed Rate (b)

     Maturing in:
               2000                          $3,536                $   --
               2001                           8,027                    --
               2002                           9,800                    --
               2003                          18,277                    --
               2004                          30,624                    --
               Thereafter                        --                 100,000
                                            -------                --------
     Total                                  $70,264                $100,000
                                            =======                ========
     Fair value at July 1, 2000             $70,264                $ 92,000

(a) $27.8 million at LIBOR plus 1.75%, $24.6 million at LIBOR plus 2.00% and $17.9 million at Canadian BA rate plus 2.00% (8.32% weighted average at July 1, 2000).

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

None.

Item 3.   Defaults upon Senior Securities.

None.

Item 4.   Submission of Matters to a Vote of Security Holders.

None.

Item 5.   Other Information.

     The Company and Holdings announce the election of Mark Buller as President, Chief Executive Officer, and a director of each of Holdings and the Company. Mark Buller succeeds Robert L. Moran who resigned as President, Chief Executive Officer and a director of Holdings and the Company and from all offices and positions held with each subsidiary of Holdings, including the Company.

Item 6.  Exhibits and Reports on Form 8-K.

27.1     Financial Data Schedules.

(b)  Reports on Form 8-K.
None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      OMEGA CABINETS, LTD.


                                      By:    /s/ John Horton
                                      Name:  John Horton
                                      Title: Chief Financial Officer
                                             (Authorized Signatory and principal
                                             financial officer)


Dated:  August 14, 2000