Form 10-Q
period 2000-09-30
OMEGA CABINETS LTD
filed 2000-11-09
CIK 1043958

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


         (Mark One)

         [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000
                                               ------------------
                                      OR

         [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934
               For the transition period from:               to
                                              ---------------

                      Commission file number:   333-37135
                                                ---------

                             Omega Cabinets, Ltd.
                      -----------------------------------
            (Exact name of registrant as specified in its charter)

            Delaware                                    42-1423186
      ------------------                           ------------------
  (State or other jurisdiction                      (I.R.S. Employer
  incorporation or organization                   Identification Number)

                   1205 Peters Drive, Waterloo, Iowa  50703
            ---------------------------------------------------------
                   (Address of principal executive offices)
                                  (Zip Code)

                                (319) 235-5700
           --------------------------------------------------------
              Registrants telephone number, including area code)

                                Not Applicable
             ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On November 1, 2000, all of the voting stock of Omega Cabinets Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation. As of November 1, 2000, Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

                        PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements are presented herein:

   Condensed Consolidated Balance Sheets as of September 30, 2000
     and January 1, 2000

   Condensed Consolidated Statements of Income for the three months and nine months ended September 30, 2000 and October 2, 1999

   Condensed Consolidated Statements of Cash Flows for the nine months ended
     September 30, 2000 and October 2, 1999

   Notes to Condensed Consolidated Financial Statements

                             Omega Cabinets, Ltd.

                     Condensed Consolidated Balance Sheets

                                               September 30        January 1
                                                   2000               2000
                                                (Unaudited)          (Note)
                                               -------------------------------
Assets
Current assets:
Cash                                           $  2,811,942       $  2,234,669
   Accounts receivable                           29,470,372         20,172,798
   Inventories (Note 2)                          18,528,002         18,191,451
   Other current assets                           9,592,112          3,537,936
                                               -------------------------------
Total current assets                             60,402,428         44,136,854

Property, plant and equipment                    62,447,926         57,284,421
Less accumulated depreciation                    13,889,521         10,876,410
                                               -------------------------------
                                                 48,558,405         46,408,011

Deferred financing costs, net                     6,235,696          7,114,428
Goodwill, net                                    91,059,949         92,929,361
Other assets                                      1,043,353            862,162
                                               -------------------------------
Total assets                                   $207,299,831       $191,450,816
                                               ===============================

Liabilities and stockholder's equity (deficit)
Current liabilities:
   Accounts payable and accrued expenses       $ 27,356,439       $ 19,919,035
   Current portion of long-term debt              5,989,404         11,387,384
                                               -------------------------------
Total current liabilities                        33,345,843         31,306,419

Deferred income taxes                             5,353,086          4,207,780

Long-term debt, less current portion            155,915,271        161,796,436

Stockholder's equity (deficit):
   Common stock, $.01 par value; 10,000
    shares authorized; 1,000 shares issued
    and outstanding                                      10                 10
   Additional paid-in capital                    90,161,153         82,598,542
   Less stock notes receivable                   (3,208,526)        (1,862,583)
   Predecessor basis adjustment                 (11,031,662)       (11,031,662)
   Accumulated other comprehensive loss -
    foreign currency translation adjustment        (544,751)        (1,319,083)
   Retained earnings (deficit)                  (62,690,593)       (74,245,043)
                                               --------------------------------
Total stockholder's equity (deficit)             12,685,631         (5,859,819)
                                               --------------------------------
Total liabilities and stockholder's
   equity (deficit)                            $207,299,831       $191,450,816
                                               ================================
Note: The balance sheet at January 1, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             Omega Cabinets, Ltd.

            Condensed Consolidated Statements of Income (Unaudited)


                        Three months ended                Nine months ended
                   September 30       October 2      September 30     October 2
                       2000             1999            2000            1999
                   ----------------------------      --------------------------
Net sales          $79,015,534      $72,576,330      $232,149,338  $205,070,491
Cost of goods sold  55,226,896       50,905,579       167,081,285   144,384,419
                   ----------------------------      --------------------------
Gross profit        23,788,638       21,670,751        65,068,053    60,686,072

Selling, general
 and adminis-
 trative expenses
 (Note 4)            9,345,813        8,460,285        30,087,146    21,588,496
Amortization of
 goodwill              641,751          640,174         1,930,692     1,824,628
                   ----------------------------      ---------------------------
Operating income    13,801,074       12,570,292        33,050,215    34,272,948

Interest expense     4,351,046        4,489,402        13,204,121    13,185,970
Foreign currency
 transaction
 losses (gains)        296,852           59,220           810,517    (1,021,938)
                   ----------------------------      ---------------------------
Income before
 income taxes        9,153,176        8,021,670        19,035,577    22,108,916

Income tax expense   3,586,172        3,151,687         7,481,139     8,562,826
                   ----------------------------      ---------------------------

Net income         $ 5,567,004      $ 4,869,983      $ 11,554,438  $ 13,546,090
                   ============================      ==========================

See accompanying notes.

                             Omega Cabinets, Ltd.

          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                         Nine months ended
                                                    September 30     October 2
                                                        2000            1999
                                                    ---------------------------
Operating activities
Net income                                          $11,554,438     $13,546,090
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Depreciation and amortization                        5,924,275       5,116,516
  Loss on disposal of fixed assets (Note 4)           2,468,546               -
  Noncash interest income on stock notes receivable     (85,002)              -
  Noncash stock option expense                                -         205,000
   Deferred income taxes                              1,191,344       1,230,000
   Changes in operating assets and liabilities:
     Accounts receivable                             (9,633,915)     (6,926,506)
     Inventories                                       (547,515)     (2,671,788)
     Other assets                                      (116,019)           (260)
     Accounts payable, accrued expenses and other
      liabilities                                     7,501,556       8,083,741
                                                    ---------------------------
Net cash provided by operating activities            18,257,708      18,582,793

Investing activities
Purchases of property, plant and equipment           (7,921,528)     (8,639,260)
Payments for acquisition of business                          -     (54,250,653)
                                                    ----------------------------
Net cash used in investing activities                (7,921,528)    (62,889,913)

Financing activities
Payments for deferred financing costs                         -      (2,787,463)
Payments of long-term debt                           (9,739,744)    (13,239,146)
Proceeds from long-term debt                                  -      43,062,408
Capital contributions by parent                         132,805      18,681,060
Payment to parent to redeem common stock and
   options at parent level                              (81,135)       (102,821)
                                                    ----------------------------
Net cash provided by (used in) financing activities  (9,688,074)     45,614,038

Effect of foreign exchange rate changes on cash         (70,833)        (78,024)
                                                    ----------------------------
Net increase in cash                                    577,273       1,228,894

Cash at beginning of period                           2,234,669         650,703
                                                    ---------------------------
Cash at end of period                               $ 2,811,942     $ 1,879,597
                                                    ===========================

See accompanying notes.

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                       Financial Statements (Unaudited)

                              September 30, 2000

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the full 2000 fiscal year. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended January 1, 2000.


2. Inventories

Inventories consist of the following:

                                          September 30         January 1
                                              2000                2000
                                         --------------------------------

 Raw materials                           $  7,780,852        $  8,893,729
 Work-in-process                            7,080,193           6,144,663
 Finished goods                             3,666,957           3,153,059
                                         --------------------------------
                                         $ 18,528,002        $ 18,191,451
                                         ================================


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

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)


5. Comprehensive Income

Comprehensive income was $5,801,237 and $4,929,203 for the three months ended September 30, 2000 and October 2, 1999, respectively, and $12,328,770 and $12,524,152 for the nine months ended September 30, 2000 and October 2, 1999, respectively.


6. Capital Contributions

In September 2000, the Company's parent issued additional common equity totaling approximately $6.3 million which was contributed to the Company as additional paid-in capital.


7. Guarantor and Non-Guarantor Subsidiaries

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

Beginning in fiscal 1999 as a result of the Kitchen Craft acquisition, the Company also has two wholly-owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft business. Set forth below are consolidating condensed financial statements as of September 30, 2000 and for the three and nine months ended September 30, 2000 and October 2, 1999, which separately reflect Kitchen Craft (amounts in thousands):

                                  The       Kitchen
                                Company*     Craft    Eliminations  Consolidated
                                ------------------------------------------------

                     Condensed Consolidating Balance Sheet
                              September 30, 2000

   Current assets:
     Cash                       $    275    $   2,537 $          -  $      2,812
     Accounts receivable          19,600        9,870            -        29,470
     Inventories                  13,384        5,144            -        18,528
     Other                         8,877          715            -         9,592
                                ------------------------------------------------
    Total current assets          42,136       18,266            -        60,402
    Property, plant and
    equipment, net                34,916       13,642            -        48,558
    Goodwill, net                 49,453       41,607            -        91,060
    Other noncurrent assets       43,315          393       36,428         7,280
                                ------------------------------------------------
    Total assets                $169,820    $  73,908     $ 36,428  $    207,300
                                ================================================

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)


7. Guarantor and Non-Guarantor Subsidiaries (continued)

                                  The        Kitchen
                                Company*      Craft   Eliminations  Consolidated
                                ------------------------------------------------

               Condensed Consolidating Balance Sheet (continued)
                              September 30, 2000
   Current liabilities:
     Accounts payable and
      accrued expenses          $ 19,454    $  6,178  $  1,724      $  27,356
     Current portion of
      long-term debt               4,614       1,376         -          5,990
                                -----------------------------------------------
   Total current liabilities      24,068       7,554     1,724         33,346
   Long-term debt,
    less current portion         145,049      35,447   (24,581)       155,915
   Other noncurrent liabilities    4,067       1,286         -          5,353
   Total stockholder's equity
    (deficit)                     (3,364)     29,621   (13,571)        12,686
                                ----------------------------------------------
   Total liabilities and
    stockholder's equity
    (deficit)                   $169,820    $ 73,908  $(36,428)     $ 207,300
                                ==============================================

* Includes Panther which is inconsequential as described above.

                                  The        Kitchen
                                Company       Craft   Eliminations  Consolidated
                                ------------------------------------------------

                  Condensed Consolidating Statement of Income
                     Three months ended September 30, 2000

Net sales                       $ 51,378    $ 27,638  $      -      $  79,016
Cost of goods sold                37,105      18,122         -         55,227
                                -----------------------------------------------
Gross profit                      14,273       9,516         -         23,789
Selling, general and
 administrative expenses           6,381       3,607         -          9,988
Interest expense                   3,475         876         -          4,351
Foreign currency transaction
 losses                                -         297         -            297
                                -----------------------------------------------
Income before income taxes         4,417       4,736         -          9,153
Income tax expense                 1,698       1,888         -          3,586
                                -----------------------------------------------
Net income                      $  2,719    $  2,848  $      -      $   5,567
                                ===============================================

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)


7. Guarantor and Non-Guarantor Subsidiaries (continued)

                                  The        Kitchen
                                Company       Craft   Eliminations  Consolidated
                                ------------------------------------------------

                  Condensed Consolidating Statement of Income
                      Three months ended October 2, 1999

Net sales                       $ 49,122    $ 23,454  $      -      $  72,576
Cost of goods sold                36,259      14,646         -         50,905
                                -----------------------------------------------
Gross profit                      12,863       8,808         -         21,671
Selling, general and
 administrative expenses           5,815       3,286         -          9,101
Interest expense                   3,668         821         -          4,489
Foreign currency transaction
 losses                                -          59         -             59
                                ----------------------------------------------
Income before income taxes         3,380       4,642         -          8,022
Income tax expense                 1,290       1,862         -          3,152
                                ----------------------------------------------
Net income                      $  2,090    $  2,780   $     -      $   4,870
                                ==============================================

                                  The       Kitchen
                                Company      Craft     Eliminations Consolidated
                                ------------------------------------------------

                  Condensed Consolidating Statement of Income
                     Nine months ended September 30, 2000

Net sales                       $154,258    $ 77,891   $     -      $ 232,149
Cost of goods sold               115,702      51,379         -        167,081
                                -----------------------------------------------
Gross profit                      38,556      26,512         -         65,068
Selling, general and
 administrative expenses          21,292      10,726         -         32,018
Interest expense                  10,708       2,496         -         13,204
Foreign currency transaction
 losses                                -         811         -            811
                                -----------------------------------------------
Income before income taxes         6,556      12,479         -         19,035
Income tax expense                 2,497       4,984         -          7,481
                                -----------------------------------------------
Net income                      $  4,059    $  7,495   $     -      $  11,554
                                ==============================================

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)


7. Guarantor and Non-Guarantor Subsidiaries (continued)

                                  The       Kitchen
                                Company      Craft     Eliminations Consolidated
                                ------------------------------------------------

                  Condensed Consolidating Statement of Income
                       Nine months ended October 2, 1999

Net sales                       $146,803    $ 58,267   $     -      $ 205,070
Cost of goods sold               107,187      37,197         -        144,384
                                -----------------------------------------------
Gross profit                      39,616      21,070         -         60,686
Selling, general and
 administrative expenses          17,614       8,799         -         26,415
Interest expense                  10,864       2,322         -         13,186
Foreign currency transaction
 gains                                 -      (1,022)        -         (1,022)
                                -----------------------------------------------
Income before income taxes        11,138      10,971         -         22,109
Income tax expense                 4,178       4,385         -          8,563
                                -----------------------------------------------
Net income                      $  6,960    $  6,586   $     -      $  13,546
                                ===============================================

                                  The       Kitchen
                                Company      Craft     Eliminations Consolidated
                                ------------------------------------------------

                Condensed Consolidating Statement of Cash Flows
                     Nine months ended September 30, 2000

Operating activities - net cash
 provided by operating
 activities                     $ 11,438    $  6,820   $     -      $  18,258

Investing activities - purchase
 of property, plant and
 equipment                        (4,610)     (3,312)        -         (7,922)

Financing activities:
 Capital contributions, net of
  redemptions                         52           -         -             52

 Intercompany funding              1,335      (1,335)        -              -
 Payments of long-term debt       (9,435)       (305)        -         (9,740)
                                -----------------------------------------------
Net cash used in financing
 activities                       (8,048)     (1,640)        -         (9,688)
Effect of foreign exchange             -         (71)        -            (71)
                                -----------------------------------------------
Net increase (decrease) in cash   (1,220)      1,797         -            577

Cash at beginning of period        1,496         739         -          2,235
                                -----------------------------------------------
Cash at end of period           $    276    $  2,536   $     -      $   2,812
                                ===============================================

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)


7. Guarantor and Non-Guarantor Subsidiaries (continued)

                                  The       Kitchen
                                Company      Craft     Eliminations Consolidated
                                ------------------------------------------------

                 Condensed Consolidating Statement of Cash Flows
                       Nine months ended October 2, 1999

Operating activities - net cash
 provided by operating
 activities                     $ 11,741    $  6,842   $         -  $   18,583

Investing activities:
 Purchases of property, plant
 and equipment                    (7,160)     (1,479)            -      (8,639)

Payments for acquisition of
 business                           (516)    (53,735)            -     (54,251)
                                -----------------------------------------------
Net cash used in investing
 activities                       (7,676)    (55,214)            -     (62,890)

Financing activities:
 Proceeds from long-term debt     25,000      15,727             -      40,727
 Capital contributions, net of
  redemptions                     17,269      12,746       (13,571)     16,444
 Intercompany funding            (37,583)     24,012        13,571           -
 Payments of long-term debt       (6,108)     (2,661)            -      (8,769)
 Payments for deferred financing
  costs                           (2,231)       (557)            -      (2,788)
                                -----------------------------------------------
Net cash provided by (used in)
 financing activities             (3,653)     49,267             -      45,614
Effect of foreign exchange             -         (78)            -         (78)
                                -----------------------------------------------
Net increase in cash                 412         817             -       1,229

Cash at beginning of period          651           -             -         651
                                 ----------------------------------------------
Cash at end of period            $ 1,063    $    817   $         -  $    1,880
                                 ==============================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

      The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended September 30, 2000 and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the year ended January 1, 2000.

1999 Kitchen Craft Acquisition

      On January 29, 1999, the Company consummated the acquisition of Kitchen Craft of Canada, Ltd. ("Kitchen Craft") as further described in the Notes to Condensed Consolidated Financial Statements. The acquisition was accounted for as a purchase, with Kitchen Craft consolidated with the Company effective from the acquisition date forward. Accordingly, the Company's results of operations for the first nine months of fiscal 1999 reflect eight months of Kitchen Craft results.

Baan Software Write-off

      During the second quarter of 2000, the Company terminated implementation of Baan Enterprise Resource and Planning (ERP) system at the Omega division resulting in a $2.5 million charge to operations partly offset by $1.0 million tax credit. Project implementation started during the second quarter 1998 with planned completion by third quarter 1999. During the test phase, the software proved unable to support Omega's complex product offering.

Results of Operations

Net Sales for the three months ended September 30, 2000 ("third quarter 2000") were $79.0 million compared to $72.6 million for the comparable period in 1999 ("third quarter 1999"), an increase of 8.9%. The increase in net sales in the third quarter 2000 was primarily attributable to strong remodeling sales and market share growth for Kitchen Craft and Omega partly offset by weakening sales for the new home market. For the first nine months of 2000, net sales were $232.1 million compared to $205.1 million for the first nine months of 1999, an increase of 13.2%. First nine months of 1999 results included eight months of Kitchen Craft results. Third quarter 2000 net sales for Kitchen Craft were $27.6 million, a 17.8% increase over third quarter 1999 driven primarily by U.S. market share expansion at existing dealers as well as the impact of new selling locations. In this regard, third quarter 2000 unit orders from U.S.-based customers increased 22.4% compared with third quarter 1999, while third quarter unit orders from Canadian based customers declined 9.1%. First nine months of 2000 net sales for Kitchen Craft were $77.9 million, an increase of 33.7% compared with the first nine months of 1999. First nine months of 1999 only included results for eight months. Net sales for the Omega lines (custom and semi-custom cabinetry and bath vanities) were $25.0 million in the third quarter 2000 compared with $22.4 million for third quarter 1999, a 11.6% increase. Omega custom and semi-custom net sales increased 20.0% and 15.1%, respectively, driven primarily by additional selling locations at Home Depot EXPO, Sears' The Great Indoors, and the BKBG Buying Group, an organization that represents over 150 independent kitchen and bath dealers. Vanity sales declined 10.3% resulting from Company decisions to exit various Home Depot stores and other low margin accounts. First nine months 2000 net sales for the Omega lines were $74.2 million, an increase of 10.1% compared with the first nine months of 1999. HomeCrest stock net sales were $26.4 million for the third quarter 2000, 1.3% below the third quarter 1999. First nine months of 2000 stock sales were $80.1 million compared to $79.4 million for the first nine months of 1999, a 0.8% increase. HomeCrest net sales were unfavorably impacted by the Company's decision to discontinue the Affinity frameless product offering as well as softening new home starts. Excluding the Affinity impact, HomeCrest net sales would have increased 4.4% for the first nine months 2000 compared to the comparable period during 1999.

Gross Profit for third quarter 2000 was $23.8 million compared to $21.7 million for the third quarter 1999, an increase of 9.8%. As a percentage of net sales, gross profit increased to 30.1% in the third quarter 2000 from 29.9% in third quarter 1999 as a result of strong operating improvements at the HomeCrest and Omega divisions. HomeCrest's gross margin increased to 23.2% in the third quarter 2000 compared to 22.3% in the third quarter 1999 driven primarily by significantly higher labor productivity resulting from capital investments and workforce stability. Omega's gross profit increased to 32.3% in the third quarter 2000 compared to 30.5% in the third quarter 1999 driven primarily by higher sales prices, the elimination of certain low margin customers and product lines, and the favorable impact related to Omega's new hardwood processing center. Kitchen Craft gross margins decreased to 34.4% in the third quarter 2000 compared to 37.6% for third quarter 1999 driven primarily by lower labor productivity related to significant new hires and lower margins at the Company-owned retail stores. For the first nine months of 2000, gross profit was $65.1 million compared to $60.7 million for the first nine months of 1999, an increase of 7.2%. As a percentage of net sales, gross profit decreased to 28.0% for the first nine months of 2000 compared to 29.6% for the first nine months of 1999. Gross margins were lower at every division resulting primarily from inflation related to hardwoods, medical, and fuel as well as unfavorable labor productivity during first half 2000 at HomeCrest and Omega related to new employee training. Gross margins have improved every quarter during fiscal 2000 increasing from 26.1% for first quarter 2000 to 30.1% for third quarter 2000 as a result of sales price increases, improved factory execution, and the impact of capital investments.

Selling, General and Administrative Expenses for the third quarter 2000 were $9.3 million compared to $8.4 million for the third quarter 1999, an increase of 10.8%. As a percentage of net sales, selling, general and administrative expenses were 11.8% for the third quarter 2000 compared to 11.6% for the third quarter 1999. For the first nine months 2000, expenses were $30.1 million compared to $24.3 million for the first nine months 1999, an increase of 23.9%. Excluding the non-recurring software write-off of $2.5 million recorded during second quarter 2000, first nine months 2000 expenses were $27.6 million, an increase of 13.6% compared to the first nine months 1999 and as a percentage of net sales, expenses were 11.9% for the first nine months 2000 compared to 11.8% for the comparable period in 1999.

Interest Expense for the third quarter 2000 was $4.4 million compared to $4.5 million for third quarter 1999, a 3.1% decrease driven primarily by lower borrowings partly offset by higher average interest rates related to senior debt borrowings. For the first nine months 2000, interest expense was $13.2 million, similar to the first nine months 1999.

Income Taxes for the third quarter 2000 were $3.6 million compared to $3.2 million for the third quarter 1999. Third quarter 2000 reflected a normalized tax rate of 39.2% compared to 39.3% in third quarter 1999. First nine months 2000 income taxes were $7.5 million, compared to $8.6 million for the first nine months 1999. First nine months 2000 reflected a normalized tax rate of

39.3% compared with 38.7% for the first nine months of 1999 driven by higher pre-tax income at Kitchen Craft, which has a slightly higher tax rate.

Net Income for the third quarter 2000 was $5.6 million compared to $4.9 million for the third quarter 1999, a 14.3% increase related to factors discussed previously. For the first nine months of 2000, net income was $11.6 million compared to $13.5 million for the first nine months of 1999. The $1.9 million lower net income for the first nine months 2000 compared with the first nine months 1999 was driven primarily by $2.5 million pre-tax asset write-down and $1.5 million higher pre-tax non-cash foreign currency losses partly offset by $1.8 million higher pre-tax EBITDA.

Results of Operations - Pro Forma

      The results discussed above only include Kitchen Craft results since the January 29, 1999 acquisition. To provide more insight into the underlying performance of the consolidated group, a pro forma summary for third quarter 2000 and 1999 are shown below treating Kitchen Craft as if it was acquired prior to 1999.

                            Third        Third
                            Quarter      Quarter
($ in millions)...          2000         1999           Increase
                            ----         ----           --------
Net Sales:
   Omega/HomeCrest          $51.4        $49.1           4.6%
   Kitchen Craft..           27.6         23.5          17.8%
                            -----        -----
   Consolidated...          $79.0        $72.6           8.9%

EBITDA (1):
   Omega/HomeCrest          $ 9.4        $ 8.2          14.4%
   Kitchen Craft..            6.5          6.1           7.2%
                            -----        -----
   Consolidated...          $15.9        $14.4          11.4%

EBITDA Margin (1):
   Omega/HomeCrest           18.3%        16.7%
   Kitchen Craft..           23.5%        25.8%
   Consolidated...           20.1%        19.7%

                             First        First
                             Nine Months  Nine Months
                             2000         1999          Increase
                             ----         ----          --------
($ in millions)
Net Sales:
   Omega/HomeCrest           $154.3       $146.8         5.1%
   Kitchen Craft               77.9         63.8        22.1%
                             ------       ------
   Consolidated              $232.1       $210.6        10.2%

EBITDA (1):
   Omega/HomeCrest           $ 23.7       $ 25.6        -7.1%
   Kitchen Craft               17.5         14.7        19.1%
                             ------       ------
   Consolidated              $41.2        $ 40.2         2.5%

EBITDA Margin (1):
   Omega/HomeCrest            15.4%         17.4%
   Kitchen Craft              22.4%         23.0%
   Consolidated               17.7%         19.1%

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

     Net cash provided by operating activities for the first nine months
2000 was $18.3 million compared to $18.6 million for the first nine months 1999.

     The Company used cash in investing activities of $7.9 million for the first nine months 2000 compared to $62.9 million for the first nine months 1999, a decrease of $55.0 million. First nine months 1999 included $54.3 million related to financing of the Kitchen Craft acquisition and $8.6 million for capital expenditures. Capital expenditures for first nine months 2000 were $7.9 million and included a 30,000 square foot capacity expansion and productivity program at HomeCrest's Goshen, IN facility and expenditures at Kitchen Craft's Winnipeg, Canada facility related to a 200,000 square foot capacity expansion to be completed during the first half 2001.

     Cash used in financing activities was $9.7 million for first nine months 2000 compared to $45.6 million cash provided by financing activities for first nine months 1999. This change of $55.3 million was due primarily to financing of the January 1999 Kitchen Craft acquisition and related financing costs.

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

     At September 30, 2000, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $49.7 million term note facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $18.4 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

     At September 30, 2000, the Company had no borrowings under the U.S. or the Canadian Revolving Facilities. In addition, the Company had cash of $2.8 million and short-term equity receivable of $6.3 million that was used to permanently reduce the term facilities by $6.3 million on October 13, 2000. The U.S. Term Facility requires quarterly principal payments that began in April 1999 at $1.0 million per quarter and increasing at each September anniversary. Subsequent payments will be approximately $1.3 million, $1.4 million, $1.8 million and $2.1 million per quarter during the four quarter periods beginning September 1999, 2000, 2001, and 2002, respectively, with $2.6 million payments due the last two quarters in 2003. Finally, four equal quarterly payments of $6.1 million will occur during 2004 with the term loan fully amortized on December 31, 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. In this connection, a $1.1 million excess cash flow payment was completed during March 2000. The Canadian Term Facility requires quarterly payments that began in April 1999 at approximately (Cdn) $0.4 million per quarter and increasing at each anniversary. Subsequent payments will be approximately (Cdn) $0.5 million, (Cdn) $0.6 million, (Cdn) $0.7 million, (Cdn) $0.9 million and (Cdn) $2.2 million per quarter during 2000, 2001, 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of September 30, 2000, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by scheduled maturity dates (in thousands):

                                  Variable Rate (a)            Fixed Rate (b)

     Maturing in:
         2000                          $  1,763                $        --
         2001                             7,995                         --
         2002                             9,769                         --
         2003                            11,850                         --
         2004                            30,528                         --
         Thereafter                          --                    100,000
                                       --------                -----------
     Total (c)                         $ 61,905                $   100,000
                                       ========                ===========

     Fair value at September 30, 2000  $ 61,905                $    91,000

(a) $25.1 million at LIBOR plus 1.75%, $24.6 million at LIBOR plus 2.00% and $12.2 million at Canadian BA rate plus 2.00% (8.53% weighted average at September 30, 2000).

(b)  All at 10.5%.

(c) Variable rate debt reduced $6,263,749 on October 13, 2000 related primarily to additional capital contributions received on October 6, 2000 and recorded as other current assets as of September 30, 2000.

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

None.

Item 5. Other Information.

 None.

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits.

10.53   C. Spencer Employment Agreement dated July 10, 2000.
27.1    Financial Data Schedule.

(b)  Reports on Form 8-K.

None.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            OMEGA CABINETS, LTD.


                                            By: /s/  JOHN S. HORTON
                                               ------------------------------
                                            Name:  John S. Horton
                                            Title: Chief Financial Officer
                                                     (Authorized signatory and
                                                     principal financial
                                                     officer)

Dated:  November 8, 2000