Form 10-K405
period 2000-12-30
OMEGA CABINETS LTD
filed 2001-03-30
CIK 1043958

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 30, 2000

                        Commission file number 333-37135
              -----------------------------------------------------

                              Omega Cabinets, Ltd.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)

Delaware                                                42-1423186
--------------------------------------------------------------------------------
State or other jurisdiction                 (I.R.S. Employer Identification No.)
of incorporation or organization

                    1205 Peters Drive, Waterloo, Iowa 50703
                   ----------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this
Form 10-K.   [X]

On March 30, 2001 all of the voting stock of Omega Cabinets, Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation.

As of March 30, 2001 Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K INDEX

                                                                                                               Page
Part I.......................................................................................................     3

           Item 1.    Business...............................................................................     3
           Item 2.    Properties.............................................................................    11
           Item 3.    Legal Proceedings......................................................................    12
           Item 4.    Submission of Matters to a Vote of Security Holders....................................    12

Part II......................................................................................................    12

           Item 5.    Market for Registrant's Common Equity and Related Stockholder Matters..................    12
           Item 6.    Selected Financial Data................................................................    13
           Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations..    14
           Item 7A     Quantitative and Qualitative Disclosures About Market Risk............................    21
           Item 8.    Financial Statements and Supplementary Data............................................    21
           Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...    21

Part III.....................................................................................................    22

           Item 10.   Directors and Executive Officers of the Registrant.....................................    22
           Item 11.   Executive Compensation.................................................................    24
           Item 12.   Security Ownership of Certain Beneficial Owners and Management.........................    29
           Item 13.   Certain Relationships and Related Transactions.........................................    31

Part IV......................................................................................................    34

           Item 14.   Exhibits, Financial Statements Schedules, and Reports on Form 8-K......................    34


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

     Kitchen Craft of Canada Ltd., based in Winnipeg, Manitoba, and an indirect subsidiary of the Company, is the second largest manufacturer of kitchen cabinetry and laminated countertops in Canada and the largest Canadian manufacturer of semi-custom kitchen cabinetry. Kitchen Craft is also a leading competitor in the United States semi-custom cabinet market. In contrast to the Company, 100% of Kitchen Craft's cabinetry sales are generated by full access or European-stlye cabinetry products, which differ from framed cabinetry in that front frames are not used during cabinet construction.

COMPANY HISTORY

     Omega was founded in 1977 by Robert J. Bertch. In its early years, Omega principally manufactured bath vanities. In 1984, Omega began manufacturing custom kitchen cabinetry under the Omega Custom brand name. In 1990, Omega introduced a semi-custom kitchen cabinetry line under the Dynasty brand name as a lower price alternative to the Omega Custom line.

     In June 1994, Code, Hennessy & Simmons, Inc. led a group of private investors, including the Company's senior management team, in the acquisition of Omega from its founder. In May 1995, Omega acquired HomeCrest Corporation, a manufacturer of stock cabinetry under the HomeCrest brand name.

     In April 1997, Omega Holdings, Inc. ("Holdings"), the sole stockholder of the Company, and Holdings' stockholders entered into a recapitalization agreement with Omega Merger Corp. ("OMC"), a company formed by affiliates of Butler Capital Corporation ("BCC"), which provided for a merger of OMC with and into Holdings, and a recapitalization of Holdings, with Holdings as the surviving corporation (the "OMC Merger"). Concurrently with the OMC Merger, which occurred on June 13, 1997, aggregate consideration of approximately $201.9 million was paid to certain selling stockholders of Holdings, including approximately $89.3 million of debt which was repaid in connection therewith. The merger consideration was subject to a post-closing working capital adjustment of $2.0 million, which was paid by the Company in March 1998.

     On January 29, 1999, the Company consummated the acquisition of Kitchen Craft of Canada Ltd. ("Kitchen Craft") for approximately $54.3 million. Concurrently with the acquisition, (i) Mezzanine Lending Associates III, L.P., an investment fund affiliated with BCC, ("MLA III") purchased stock of Holdings for approximately $13.3 million, (ii) the Company amended and restated its existing senior credit agreement to provide for an additional term loan of $25.0 million, (iii) the Company entered into a Canadian dollar denominated senior credit agreement (the "Canadian Senior Credit Agreement") pursuant to which it borrowed (Cdn) $22.0 million under a term loan and approximately (Cdn) $2.0 million under a revolving loan, and (iv) the existing Kitchen Craft management received shares of Class B Common Stock of Kitchen Craft with a fair value of approximately $4.0 million, which are exchangeable on a 1-for-1 basis into shares of common stock of Holdings.

     In connection with the acquisition of Kitchen Craft, the Company solicited the consent of the holders of its 10-1/2% Senior Subordinated Notes due 2007 (the "Notes") to certain amendments to the Indenture dated as of July 24, 1997 (the "Indenture") between the Company, Panther Transport, Inc., HomeCrest Corporation and The Chase Manhattan Bank, as trustee. On January 28, 1999, the Company, Panther Transport, Inc. and The Chase Manhattan Bank, as trustee, entered into the First Supplemental Indenture to effect the amendments to the Indenture described in the Company's Consent Solicitation Statement dated January 12, 1999, as supplemented, relating to certain limitations on the guarantees of the Notes by the Company's Subsidiaries, and related matters.

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

PRODUCTS

     The Company specializes in manufacturing kitchen cabinetry and bathroom vanities and accessories. The Company offers its customers one of the most extensive product lines in the cabinetry industry and believes that it is one of only three national manufacturers that produces a full line of kitchen cabinetry for all three market price points: custom, semi-custom and stock. The Company's cabinetry is distinguished by its high quality materials, superior finishes and expert construction. The following chart illustrates the Company's fiscal 1998, 1999 and 2000 sales by product line:

                              SALES BY PRODUCT LINE
                              (DOLLARS IN MILLIONS)

             PRODUCT                          1998                      1999(1)                      2000
             -------                          ----                      ----                         ----
                                      $        % OF SALES        $       % OF SALES        $        % OF SALES
                                      -        ----------        -       ----------        -        ----------
OMEGA/HOMECREST

Custom Cabinetry                   $   13.2         7.8%        $  17.1      9.0%        $ 20.7        10.3%

Semi-Custom Cabinetry              $   51.1        30.2%        $  53.6     28.2%        $ 59.4        29.7%

Stock Cabinetry                    $   87.8        51.9%        $ 102.4     53.9%        $104.0        51.9%

Bath Vanities &  Other             $   17.1        10.1%        $  17.0      8.9%        $ 16.2         8.1%
                                   --------      -------        -------   -------        ------       ------
Total                              $  169.2       100.0%        $ 190.1    100.0%        $200.3       100.0%
                                   ========      =======        =======   =======        ======       ======

KITCHEN CRAFT

Semi-Custom Cabinetry                   ---          ---        $  50.6     62.3%        $ 68.5        65.9%

Stock Cabinetry                         ---          ---        $  18.1     22.2%        $ 20.8        20.0%

Countertops & Other                     ---          ---        $  12.6     15.5%        $ 14.6        14.1%
                                   --------      -------        -------   -------        ------       ------
Total                                   ---          ---        $  81.3    100.0%        $103.9       100.0%
                                   ========      =======        =======   =======        ======       ======

(1) Sales include only eleven months of results for 1999 for Kitchen Craft, which was acquired on January 29, 1999.

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

The Company's custom cabinetry is primarily sold to kitchen and bath dealers as well as through Home Depot's EXPO Design Centers ("Home Depot's EXPO") and Sears' The Great Indoors locations.

     SEMI-CUSTOM CABINETRY. The Company manufactures and markets semi-custom kitchen cabinetry under the Dynasty and Embassy brand names. Dimensional modifications of size are available in both the Dynasty and Embassy lines, but not to the extent available with the Omega Custom line. Approximately 37% of Dynasty/Embassy cabinetry sales are produced from maple, with the balance primarily made up of oak (26%), cherry (17%), pecan (17%) and red birch (3%). The Dynasty line is sold primarily to kitchen and bath dealers, while the Embassy line is sold primarily through lumber yards and home centers such as Home Depot's EXPO and Sears' The Great Indoors. Kitchen Craft manufactures and markets full access semi-custom cabinetry under the Integra brand name. The Integra product line is sold primarily through Kitchen and bath dealers and company-owned retail stores located in Canada and the United States.

     STOCK CABINETRY. The Company manufactures and markets stock cabinetry under the HomeCrest, Legend and Great Buy Cabinetry brand names. The HomeCrest brand is sold through HomeCrest's distribution network of dealers, builder/contractors and independent distributors. In September 1995, the Company launched its Legend line of stock cabinetry that was developed subsequent to the acquisition of HomeCrest in order to cross-sell stock cabinetry through the Omega dealer network. The Legend product line was discontinued effective December 30, 2000. In 1999, HomeCrest introduced Great Buy Cabinetry targeted toward the builder channel and discontinued the Affinity full-access line due to introduction of a full overlay line. Full overlay cabinets have doors and drawer overlays that cover nearly all of the front frame.

     The Company provides a number of options and option combinations for its stock cabinetry. These options include dovetailed wood drawers, plywood cabinetry side material options (instead of furniture board) and premium drawer slides, which allow for a level of customization even at this lowest price point. The Company manufactures 54 different stock door styles in six types of wood - oak (46%), maple (13%), hickory (10%), ash (3%) and others (10%), as well as white foil on medium-density fiberboard (18%).

     Kitchen Craft manufactures and markets full access stock kitchen cabinetry under the Aurora brand name. The Aurora product line is sold primarily through Kitchen and bath dealers and company-owned retail stores located in Canada and the United States.

     BATHROOM VANITIES AND ACCESSORIES. The Company manufactures and markets bathroom vanities under a variety of brand names, including Designer Classic, Hallmark, Lancaster, Prairie, Versailles, Monticello, and Omega Custom. The Company's vanity line has ten different price points covering the market from value-priced, frameless cabinetry through high-end, furniture quality custom vanities. The Company's vanity line includes the same materials, construction and finishes found in the Company's kitchen cabinetry lines. Vanities are sold to kitchen and bath dealers, home centers and, on a private-label basis, to one distributor.

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

     The plants are primarily machining, assembly and finishing operations. Raw materials used by the plants consist of raw, kiln-dried lumber and plywood. At the Waterloo facility, the lumber is cut and molded in a manner designed to maximize material usage and minimize waste. At the Goshen facility, dimensioned lumber and particle board is supplied by third-party vendors and the Waterloo facility. At the Kitchen Craft facility, dimension lumber and modeling are both produced internally and, to a lesser extent, supplied by third-party vendors. Prior to assembly, plywood and furniture board is laminated and machined. Panels, shelves, drawers, drawer fronts, floors and back parts are then assembled. Semi-custom and stock cabinetry are finished (sanded, stained, varnished and cured) and then assembled. Custom products are finished after assembly. Hardware is then added, and the final product is inspected, packaged and prepared for shipment.

     SUPPLIERS AND RAW MATERIALS. In 2000, the Company purchased roughly
$117 million of lumber and other raw materials from approximately 60 different suppliers, the largest of which represented approximately 4% of such purchases. The Company is not dependent upon any specific supplier for any of its raw materials or component parts. The Company believes that its sources of supply are adequate for its needs.

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

     TRANSPORTATION/FREIGHT. Panther Transport, Inc. ("Panther"), a wholly-owned subsidiary of the Company, provides trucking and freight services to the Company for its Omega product lines. Panther leases 39 tractors and 60 trailers. HomeCrest and Kitchen Craft products are primarily shipped through contract carriers.

SALES AND MARKETING - OMEGA

     The Omega and HomeCrest products are sold on a national basis through three market channels: independent kitchen and bath dealers, home centers and home manufacturers. The Company sells products through approximately 1,700 active selling locations with selling locations defined as those locations that have purchased over $10,000 of product in the past year. In 2000, Omega added 375 new customers and believes that the addition of new accounts is important to future sales growth. It has been the Company's experience that new selling locations generally mature within a 9 to 18-month period.

     In 2000, approximately 91% of Omega's sales were through kitchen and bath dealers. The Company has established strong relationships with its dealers through superior customer service, timely delivery, quality products, and competitive pricing. The Company seeks to establish long-term relationships with quality dealers and has experienced very low dealer turnover rates, creating what management believes is a significant competitive advantage within the industry. In December 1999, Omega was selected as a preferred supplier for the Bath and Kitchen Buying Group, which represents a national group of 175 kitchen and bath dealers. As a result of this relationship, Omega added 50 new dealers with purchases from Omega during 2000 of over $4.0 million.

     Net sales to home centers represented 8% of total sales and was comprised of 182 selling locations at Home Depot's EXPO, Sears' The Great Indoors, and Menards. In 2000, the Company decided to exit all 146 selling locations at Home Depot and Eagles that sold mid-priced vanity product in order to better focus on specialty home centers and independent locations. The Company currently sells kitchen and bath cabinetry at 28 Home Depot EXPO stores and 4 The Great Indoors stores. Both Home Depot and Sears have announced goals to open 150-200 stores over the next five years.

     The Company produces its cabinetry in response to firm orders. By producing products only to order, the Company reduces its inventory risk by lowering its work-in progress inventory and improving inventory turns, all of which contribute to the Company's low overall working capital requirements. The Company generally ships its custom cabinetry within six weeks of order, its semi-custom cabinetry with four weeks of order and its stock cabinetry within two weeks of order. The Company believes it maintains one of the industry's highest on-time and complete order record and believes that this performance has allowed the Company to increase market share.

     The Company maintains separate sales forces for products produced by Omega and HomeCrest consisting of 90 independent sales representatives, six Company-employed salespeople and approximately 30 customer service professionals. The sales force assists the Company's dealers with training, promotion, cabinetry displays and other services. All orders are placed directly with the Company.

SALES AND MARKETING - KITCHEN CRAFT

     Kitchen Craft sells it products in Canada and the United States principally through its network of 559 kitchen selling locations and 10 company-owned retail stores. In 2000, dealer locations contributed 74% of sales, retail stores 24%, and one regional homecenter, Beaver Lumber, contributed 2%.

     Kitchen Craft generates approximately 42% of its sales from the Canadian market, which is supported by a broad distribution network including 143 dealers, 8 company-owned retail stores, and 78 Beaver Lumber locations. The retail stores were created due to the lack of a strong distribution channel of independent kitchen and bath dealers in Canada. Management attributes this industry dynamic primarily to the prevalence of nearly exclusive manufacturer representation by dealers and the lack of population density in Canada. Kitchen Craft's company-owned stores function in essentially the same manner and provide substantially equivalent customer services as independent dealers.

     The United States generates approximately 58% of Kitchen Craft sales and is supported by 338 dealers and 2 company-owned stores located in Seattle and Austin. In 1992, the Company aggressively expanded its United States distribution network and the company-owned stores were created to overcome initial difficulties in penetrating the independent dealer network.

     Kitchen Craft maintains a U.S. sales force consisting of 10 company-employed salespersons and 17 independent sales representatives. The sales force assists the Company's dealers with training, promotion, cabinetry displays and other services.

EMPLOYEES

     As of December 31, 2000, the Company employed approximately 1,900 people of which 260 were salaried and 1,640 were hourly, none of whom are covered by a union or collective bargaining agreement. In addition, Kitchen Craft has approximately 1,500 workers, none of whom are covered by a union or a collective bargaining agreement. 115 of Kitchen Craft's employees work at the 10 company-owned retail stores.

INDUSTRY OVERVIEW

     The kitchen and bath cabinetry industry consists of three primary price points: custom, semi-custom and stock. Custom cabinetry is made-to-order and is offered in an unlimited choice of design and construction styles, wood species, configurations, finishes and colors. Semi-custom cabinetry is less expensive and is made-to-order from a more limited set of options than custom cabinetry. Stock cabinetry is the least expensive price point and offers the fewest number of styles, wood species and finishes, with choices generally limited to the standard guidelines established by the manufacturer. Kitchen cabinetry and bathroom vanities are generally distributed through four separate channels: kitchen and bath dealers, home centers, builders/contractors and independent distributors. Management estimates that there are over 10,000 kitchen and bath dealers in the United States and Canada.

     The kitchen and bath cabinetry industry in the United States and Canada is highly fragmented. However, management believes that the industry will continue to consolidate as larger competitors with broader product offerings and more extensive distribution networks displace smaller, less-capable competitors.

COMPETITION

     The cabinetry industry is mature, competitive, regional and fragmented, with many small companies competing primarily on a local or regional basis. There are relatively low capital requirements for cabinetry assembly, and therefore it is relatively easy for small competitors to enter the industry.

     Despite the relatively low barriers to entry facing small potential industry entrants, ongoing consolidation is occurring due to customer demands for shorter lead times and product innovation and the need for manufacturers to invest in automation and technology. Such consolidation is making it more difficult for smaller companies to compete with larger, more integrated manufacturers on a cost-effective basis. Management believes that its principal competitors include only those cabinetry manufacturers with strong dealer networks and adequate capital supplies to invest in technology and develop the economies of scale in manufacturing and purchasing required to deliver the combination of service, product quality and competitive pricing demanded by customers.

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

ITEM 2.   Properties.

     The following are the Company's principal manufacturing facilities and properties:

LOCATION                OWNED/LEASED            PRODUCTS                          SQUARE FT.
Waterloo, Iowa             Owned                Custom and semi-custom             372,000
                                                   cabinetry and vanities

Goshen, Indiana            Owned                Stock cabinetry                    500,000

Clinton, Tennessee (1)     Owned                Finished frames and flat panel     201,000
                                                   doors

Winnipeg, Manitoba         Owned                Stock and semi-custom cabinetry    565,000

Winnipeg, Manitoba         Leased               Laminated countertops               30,000

----------
(1) The Clinton property is a flexible facility currently utilized for the sub-assembly of cabinetry and vanities.

     The Company believes that its plants and properties are generally well maintained and in good operating condition. While the Company maintains adequate insurance coverage on all of its properties, the loss of any of its facilities could have an adverse effect on the Company's operations.

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

                                    PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     As of March 30, 2001 Omega had 10,000 authorized shares of common stock, par value $.01 per share, of which 1,000 were issued and outstanding and held by Holdings. There is no established public trading market for Omega common stock. Omega's ability to pay dividends is limited under the Indenture and its bank credit facility.

ITEM 6.  SELECTED FINANCIAL DATA

     Set forth below is selected financial data of the Company. The Statement of Income and Balance Sheet Data of the Company for the fiscal years 1996 through 2000 have been derived from the Company's audited consolidated financial statements for those periods. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                     Year Ended (1)
                                            ---------------------------------------------------------
                                             December     December    January     January    December
                                             28, 1996     27, 1997    2, 1999   1, 2000 (2)  30,2000
                                             --------     --------    -------   -----------  --------
                                                   (in thousands, except ratios and statistical data)
STATEMENT OF INCOME DATA
Net sales                                    $136,225     $155,899   $169,220    $271,396    $304,207
Cost of goods sold                             97,287      112,557    121,767     192,430     217,808
                                             --------    ---------  ---------   ---------     -------
Gross profit                                   38,938       43,342     47,453      78,966      86,399

Selling, general and administrative expenses   15,309    22,171(3)     20,101      33,401      38,076
Amortization of goodwill                        1,332        1,398      1,440       2,468       2,564
                                             --------    ---------  ---------  ----------       -----
Operating income                               22,297    19,773(3)     25,912      43,097      45,759

Interest expense                               10,441       16,313     15,074      17,446      17,343
Foreign currency transaction loss (gain)          ---          ---        ---       (969)         791
                                             -------- -----------------------------------         ---
                                               11,856        3,460     10,838      26,620      27,625
Income tax expense                              4,700        1,695      4,180      10,516      11,416
                                             --------   ----------  ---------  ----------      ------
Income before extraordinary item                7,156        1,765      6,658      16,104      16,209

Extraordinary loss on debt refinancing (4)        ---          947        ---         ---         ---
                                            ---------------------------------------------------------
Net income                                  $   7,156  $       818  $   6,658   $  16,104   $  16,209
                                            =========  ===========  =========   =========   =========

Ratio of earnings to fixed charges (5)           2.1x         1.2x       1.7x        2.5x        2.5x

OTHER DATA
EBITDA (6)                                   $ 25,527     $ 28,710   $ 29,703   $  50,374     $52,502
EBITDA margin (6)                               18.7%        18.4%      17.6%       18.6%       17.3%

Gross margin                                    28.6%        27.8%      28.0%       29.1%       28.4%
Capital expenditures                            1,421        3,041      3,932      11,553      11,215

Depreciation and amortization                   3,731        4,067      4,527       7,015       7,893
Net cash provided (used) by:
  Operating activities                         13,262          849     13,220      25,185      25,656
  Investing activities                        (2,181)      (6,673)    (3,932)    (61,876)    (11,215)
  Financing activities                       (11,083)        5,978    (8,795)      38,334    (13,739)
Ratio of EBITDA to interest expense              2.4x         1.8x       2.0x        2.9x        3.0x
Number of active selling
  locations (at end of year)(7)                 1,379      1,503       1,600       2,033

BALANCE SHEET DATA (AT END OF PERIOD)
Working capital (deficit)                  $    (850)    $   1,951 $    5,225   $  12,831     $15,369
Total assets                                  103,577      117,346    114,208     191,451     196,336
Long-term debt, including current portion      81,636      146,120    141,855     173,184     152,548
Stockholder's equity (deficit)                  2,790     (43,152)   (40,309)     (5,860)      16,488

(1) The Company follows a 52/53 week fiscal year. Fiscal 1998 consisted of 53 weeks and all other periods since fiscal 1996 consisted of 52 weeks. The Company has not paid or declared any cash dividends during the periods presented and is restricted in paying cash dividends under the terms of its borrowing agreements.
(2) In January 1999, the Company acquired the stock of Kitchen Craft of Canada Ltd. in a transaction accounted for as a purchase.

(3) Selling, general and administrative expenses for the year ended December 27, 1997 includes non-cash expenses relating to stock option and warrant grants of $5,481 (before related income tax benefit of $1,972).
(4) As a result of the 1997 recapitalization and related refinancing, in June 1997 the Company wrote off existing unamortized deferred financing costs of $1,554, resulting in an extraordinary loss of $947 (net of a related income tax benefit of $607).
(5) For purposes of calculating the ratio, earnings consist of income or loss before income taxes plus fixed charges. Fixed charges consist of interest expense, amortization of deferred financing costs, and 25% of the rent expense from operating leases which management believes is a reasonable approximation of the interest factor included in the rent.
(6) EBITDA margin represents EBITDA as a percentage of net sales. EBITDA represents income from operations before interest expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill and non-cash stock option and warrant expense. Non-cash expense of $57, $5,481, $4, $1,348 and $0 relating to stock option and warrant grants was incurred in fiscal years 1996, 1997, 1998, 1999 and 2000 respectively. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchase of property and equipment,
     (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.
(7) Active selling locations represent customer locations which have purchased over ten thousand dollars of product in the prior year and includes Kitchen Craft for fiscal 1999 and succeeding years.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following is management's discussion and analysis of the financial condition and results of operations of the Company for the fiscal years ended December 30, 2000, January 1, 2000, and January 2, 1999. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Selected Financial Data and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this annual report on Form 10-K.

1999 KITCHEN CRAFT ACQUISITION

     On January 29, 1999, the Company consummated the acquisition of Kitchen Craft as further described in the Notes to Consolidated Financial Statements. The acquisition was accounted for as a purchase, with Kitchen Craft consolidated with the Company effective from the acquisition date forward. Accordingly, the Company's results of operations for fiscal 1999 reflect eleven months of Kitchen Craft results.

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

RESULTS OF OPERATIONS

FISCAL 2000 COMPARED TO FISCAL 1999

     NET SALES for the year ended December 30, 2000 ("fiscal 2000") were $304.2 million compared to $271.4 million for the year ended January 1, 2000 ("fiscal 1999"), an increase of 12.1%. The increase was primarily attributable to strong consumer spending on remodeling projects, robust new housing starts, and the impact of increasing market share with existing and new customers. Net sales for Kitchen Craft were $103.9 million in fiscal 2000 compared with $81.3 million in fiscal 1999, an increase of 27.7% driven primarily by strong U.S. market sales and the benefit of one additional month during fiscal 2000. Pro-forma net sales for Kitchen Craft, adjusted as if Kitchen Craft had been acquired prior to fiscal 1999, increased 19.6% during fiscal 2000 compared with fiscal 1999. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $96.4 million in fiscal 2000 compared to $87.7 million in fiscal 1999, an increase of 9.9% driven primarily by 21.0% custom cabinetry sales growth and 11.0% semi-custom cabinetry sales growth resulting primarily from increased market share at existing accounts, new dealers, and new store openings at Home Depot's EXPO Design Centers and Sears' The Great Indoors. Vanity sales declined 4.5% resulting primarily from pruning selected lower margin accounts. Net sales of HomeCrest stock cabinetry, sold under the HomeCrest and Legend brands, were $104.0 million in fiscal 2000 compared to $102.4 million in fiscal 1999, an increase of 1.6%. HomeCrest net sales were unfavorably impacted by discontinued product lines, Affinity and Legend, of $3.9 million and discontinued customers of $3.8 million primarily due to credit concerns or customer election to exit the cabinetry business. HomeCrest's net sales declines were more than offset by the impact of new product lines and selling locations.

     GROSS PROFIT for fiscal 2000 was $86.4 million compared to $79.0 million for fiscal 1999, an increase of 9.4%. As a percentage of sales, gross profit decreased to 28.4% in fiscal 2000 compared to 29.1% in fiscal 1999. Gross margins for the first six months of 2000 were 27.0% compared with 29.9% for the last six months of 2000. The significant improvement in gross margins for the last six months of 2000 compared with the first six months of 2000 was driven primarily by the favorable impact of capital investments, sales price increases, labor productivity, and lower raw material costs. For the full year, Kitchen Craft's gross margin decreased to 34.5% in fiscal 2000 compared to 36.2% for fiscal 1999. Omega's gross margin decreased to 29.0% during fiscal 2000 compared to 29.3% during fiscal 1999. HomeCrest's gross margin decreased to 21.6% in fiscal 2000 compared to 23.0% in fiscal 1999.

     SELLING, GENERAL AND ADMINISTRATIVE ("SG&A") EXPENSES for fiscal 2000 were $38.1 million compared to $33.4 million for fiscal 1999, an increase of 14.0%. The increase of $4.7 million is primarily attributable to $2.4 million non-recurring charge related to terminated implementation of a new enterprise resource and planning ("ERP") system and $0.9 million related to including an additional month of financial information for Kitchen Craft during fiscal 2000 compared to fiscal 1999. As a percentage of net sales, SG&A expenses were 12.5% in fiscal 2000 compared to 12.3% in fiscal 1999. Excluding the ERP charge, 1999 non-cash stock option expense, and adjusted as if Kitchen Craft had been acquired prior to fiscal 1999, SG&A expenses as a percentage of net sales were lower at Omega, HomeCrest and Kitchen Craft during fiscal 2000 compared to fiscal 1999.

     OPERATING INCOME for fiscal 2000 was $45.8 million compared to $43.1 million for fiscal 1999, an increase of 6.2%. As a percentage of net sales, operating income decreased to 15.0% for fiscal 2000 compared to 15.9% for fiscal 1999. Operating margins for the first six months of fiscal 2000 were 12.2% compared to 17.5% for the second six months of fiscal 2000. This improvement in operating income was driven primarily by the favorable impact of capital investments, sales price increases, factory execution, and timing of the ERP charge.

     INTEREST EXPENSE for fiscal 2000 was $17.3 million compared to $17.4 million for fiscal 1999, a decrease of 0.6%. This $0.1 million decrease was primarily due to lower borrowings and was partly offset by higher average interest rates related to senior debt borrowings.

     INCOME TAX EXPENSE for fiscal 2000 was $11.4 million compared to $10.5 million for fiscal 1999. Fiscal 2000 reflected a normalized tax rate of 41.3% compared with 39.5% for fiscal 1999 resulting from a higher tax rate at Kitchen Craft.

     NET INCOME for fiscal 2000 was $16.2 million compared to $16.1 million for fiscal 1999 primarily attributable to the factors described above. Net income as a percentage of net sales decreased to 5.3% for fiscal 2000 compared to 5.9% for fiscal 1999.

FISCAL 1999 COMPARED TO FISCAL 1998

     NET SALES for fiscal 1999 were $271.4 million compared to $169.2 million for fiscal 1998, an increase of 60.4%. The increase was primarily attributable to the addition of Kitchen Craft, strong consumer spending on remodeling projects, and robust new housing starts. Net sales included eleven months of Kitchen Craft in 1999, representing $81.3 million and no Kitchen Craft results in fiscal 1998. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $87.7 million in fiscal 1999 compared to $81.4 million in fiscal 1998, an increase of 7.8% driven primarily by strong custom and semi-custom cabinetry sales resulting from new dealers and new store openings at Home Depot's EXPO Design Centers and Sears' The Great Indoors. Vanity sales declined 2.3% resulting primarily from the product line's largest customer temporarily closing stores during 1999 for large scale remodeling. Net sales of HomeCrest stock cabinetry, sold under the HomeCrest and Legend brands, were $102.4 million in fiscal 1999 compared to $87.8 million in fiscal 1998, an increase of 16.5%. Strong sales to existing dealers, impact of sales by new dealers, and strong new housing starts drove this growth. In addition, HomeCrest increased sales by introducing a new brand, Great Buy Cabinetry, and twenty new product lines.

     GROSS PROFIT for fiscal 1999 was $79.0 million compared to $47.5 million for fiscal 1998, an increase of 66.4%. As a percentage of sales, gross profit increased to 29.1% in fiscal 1999 compared to 28.0% in fiscal 1998, primarily as a result of the Kitchen Craft acquisition partly offset by modestly lower gross margins at both Omega and HomeCrest. HomeCrest's gross margin decreased to 23.0% in fiscal 1999 compared to 23.9% in fiscal 1998 driven primarily by higher labor costs due to the short-term impact of new and inexperienced production employees hired to support the Company's growth. Omega's gross margin decreased to 29.3% in fiscal 1999 compared to 32.1% in fiscal 1998 driven primarily by start-up costs related to Omega's new rough mill facility and higher lumber costs. Kitchen Craft's gross profit margin was 36.2% in fiscal 1999.

     SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for fiscal 1999 was $33.4 million compared to $20.1 million for fiscal 1998, an increase of 66.2%. The increase of $13.3 million is primarily attributable to Kitchen Craft expenses of $10.9 million, which were not included in 1998 results, $1.3 million related to non-cash stock option expense, and higher sales commissions related to revenue growth. Fiscal 1998 included certain non-recurring acquisition and severance expenses of $1.1 million. As a percentage of net sales, selling, general and administrative expenses were 12.3% in fiscal 1999 compared to 11.9% in fiscal 1998. This increase was driven primarily by Kitchen Craft, whose selling, general and administrative expenses represented 13.4% of its net sales in fiscal 1999, modestly higher than Omega's and HomeCrest's, due to Kitchen Craft's company-owned retail stores.

     OPERATING INCOME for fiscal 1999 was $43.1 million compared to $25.9 million for fiscal 1998, an increase of 66.3%. As a percentage of net sales, operating income increased to 15.9% for fiscal 1999 compared to 15.3% for fiscal 1998. The increase of $17.2 million in operating income for fiscal 1999 was primarily due to the addition of Kitchen Craft and strong sales growth, partly offset by higher labor costs at HomeCrest as previously discussed, start-up costs for Omega's new rough mill facility, and higher non-cash stock option expense.

     INTEREST EXPENSE for fiscal 1999 was $17.4 million compared to $15.1 million for fiscal 1998, an increase of 15.7%. This $2.3 million increase was primarily due to $3.1 million additional interest related to the additional debt incurred in connection with the Kitchen Craft acquisition partly offset by $.8 million decrease related to lower debt levels and interest rates on other senior debt. During September 1999, the Company realized a 75 basis point reduction in senior debt interest rates as a result of attaining certain debt coverage levels.

     INCOME TAX EXPENSE for fiscal 1999 was $10.5 million compared to $4.2 million for fiscal 1998. Fiscal 1999 reflected a normalized tax rate of 39.5% compared with 38.6% for fiscal 1998 resulting from a higher tax rate at Kitchen Craft.

     NET INCOME for fiscal 1999 was $16.1 million compared to $6.7 million for fiscal 1998 primarily attributable to the Kitchen Craft acquisition as well as other factors described above. Net income as a percentage of net sales increased to 5.9% for fiscal 1999 compared to 3.9% for fiscal 1998.

RESULTS OF OPERATIONS - PRO FORMA

     The results discussed above only include Kitchen Craft results since the January 29, 1999 acquisition. To provide more insight into the underlying performance of the consolidated group, a pro forma summary for fiscal years 1999 and 2000 are shown below treating Kitchen Craft as if it was acquired prior to fiscal 1999. The chart also includes a comparison of results for the first and last six months of 2000:

                                   1999            2000         Increase       1/2/00 -       7/2/00 -
                                                                               7/1/00         12/30/00
                                                 (in millions, except statistical data)
Net Sales:
     Omega/HomeCrest               $190.1         $200.3           5.4%          $102.9         $ 97.5
     Kitchen Craft                   86.9          103.9          19.6%            50.3           53.6
                                     ----          -----                           ----           ----
     Consolidated                  $276.9         $304.2           9.9%          $153.1         $151.1

Adjusted EBITDA (1):
     Omega/HomeCrest                $31.3         $ 31.9           1.7%          $ 14.3         $ 17.5
     Kitchen Craft                   20.2           23.8          18.2%            11.0         $ 12.9
                                     ----           ----                           ----          -----
     Consolidated                   $51.5         $ 55.7           8.2%          $ 25.3         $ 30.4

Adjusted EBITDA Margin (1):
     Omega/HomeCrest                16.5%          15.9%                          13.9%          18.0%
     Kitchen Craft                  23.2%          22.9%                          21.8%          24.0%
     Consolidated                   18.6%          18.3%                          16.5%          20.1%
--------

(1) Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales. Adjusted EBITDA represents EBITDA (see Item 6, Selected Financial
     Data), as adjusted for certain unusual, one-time or nonrecurring expenses. During fiscal 2000, these adjustments included $2.4 million for a failed implementation of a new enterprise and resource planning system, $0.4 million for Butler Capital Corporation ("BCC") management fees and $0.3 million for executive severance costs. Fiscal 1999 includes $0.4 million for BCC management fees.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

     Net cash provided by operating activities for fiscal 2000 was $25.7 million compared to $25.2 million for fiscal 1999. The increase of $0.5 million was driven by a $1.5 million increase in non-cash expenses and net income partly offset by a $1.0 million increase in operating assets and liabilities primarily related to timing of the Kitchen Craft acquisition.

     The Company used cash in investing activities of $11.2 million for fiscal 2000 compared to $61.9 million for fiscal 1999, a decrease of $50.7 million primarily due to $50.3 million related to the fiscal 1999 financing of the Kitchen Craft acquisition. Capital expenditures for fiscal 2000 were $11.2 million and included expenditures at Kitchen Craft's Winnipeg, Canada facility related to a 200,000 square foot capacity expansion to be completed during the first half of fiscal 2001 and a 30,000 square foot capacity expansion and productivity program at HomeCrest's Goshen, Indiana facility.

     Cash used in financing activities was $13.7 million for fiscal 2000 compared to $38.3 million cash provided by financing activities for fiscal 1999. This change of $52.1 million was due primarily to financing of the Kitchen Craft acquisition and related financing costs during fiscal 1999. The $13.7 million cash used in financing activities in fiscal 2000 included $19.2 million to reduce long-term borrowings and was partly offset by $5.5 million of additional net capital.

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

     At December 30, 2000, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $41.4 million term note facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $15.4 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

     As of December 30, 2000, the Company had additional borrowing availability of $19.1 million under the U.S. Revolving Facility and (Cdn) $15.0 million under the Canadian Revolving Facility. In addition, the Company had cash of $3.0 million that was available to further reduce long-term debt. The U.S. Term Facility requires quarterly principal payments that began in April 1999 at $1.0 million per quarter and increase at each September anniversary. Future payments include approximately $1.3 million, $1.4 million and $1.7 million per quarter during the four quarter periods beginning September 2000, 2001, and 2002, respectively, with $2.0 million payments due the last two quarters in 2003. Finally, four equal quarterly payments of $4.9 million will be due during 2004 with the term loan fully amortized on December 31, 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. As a result, a $4.1 million excess cash flow payment was made during March 2001. The Canadian Term Facility requires quarterly payments that began in April 1999 at approximately (Cdn) $0.4 million per quarter and increase at each anniversary. Future payments will be approximately (Cdn) $0.5 million, (Cdn) $0.5 million,
(Cdn) $0.6 million, (Cdn) $0.7 million and (Cdn) $1.8 million per quarter during 2001, 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. The Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of December 30, 2000, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by scheduled maturity dates (in thousands):

                                       Variable Rate (a)     Fixed Rate (b)

     Maturing in:
               2001                           10,543                  --
               2002                            7,683
               2003                           10,220                  --
               2004                           24,102                  --
               Thereafter                         --               100,000
                                             -------              --------
     Total                                   $52,548              $100,000
                                             =======              ========

     Fair value at December 30, 2000         $52,548               $93,000 (c)

(a) $21.2 million at LIBOR plus 1.75%, $21.1 million at LIBOR plus 2.00% and $10.2 million at Canadian BA rate plus 2.00% (7.79% weighted average at December 30, 2000).

(b)  All at 10.5%.

(c) As of March 1, 2001, fixed rate senior subordinated notes were reported to be trading at 105% of par, reflecting a fair value of $105,000.

     The Company's interest expense is most sensitive to changes in the general level of U.S. and certain foreign (LIBOR and Canadian BA) interest rates. In this regard, changes in such interest rates affect the interest paid on certain of its debt. To manage the impact of fluctuations in interest rates, the Company continually monitors and may select a variety of rate options on its variable-rate debt. In addition, the Company has maintained a majority of its debt borrowings as fixed-rate debt. However, an immediate 10% increase in interest rates would have an adverse effect on the Company's future operating results and cash flows. During December 2000 the Company entered into a one year interest rate swap agreement at 6.11% LIBOR rate on approximately $42.0 million for the first three months, $35.0 million for the second three months, $33.0 million for the third three months, and $30.0 million for the final three months.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The information required by this Item 8 is set forth on pages F-1 to F-25 of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The following table sets forth certain information regarding the Company's directors and executive officers, including their respective ages, as of March 1, 2001.

           NAME                   AGE                          POSITION
           ----                   ---                          --------
Mark Buller                       36           President, Chief Executive Officer and Director
                                               President, KitchenCraft

John S. Horton                    40           Senior Vice President, Treasurer, Chief Financial Officer

David Romeo                       41           President, Omega

Carl W. Spencer                   47           Vice President, Manufacturing, Omega

John A. Goebel, Jr.               57           President, HomeCrest

Michael Hagan                     48           Vice President, Administration, HomeCrest

Thomas Schmidt                    47           Vice President, Marketing, HomeCrest

Douglas J. Conley                 44           Vice President, Manufacturing, HomeCrest

Herbert D. Buller                 59           Chief Executive Officer, Kitchen Craft

Gilbert Butler                    63           Director

Donald E. Cihak                   52           Director

     Mark Buller has served as President, Chief Executive Officer and Director of Omega since August 2000 and has served as President of KitchenCraft since 1996. Mr. Buller has been with Kitchen Craft since 1987 and has held various leadership positions including Director, Sales and Marketing; General Manager, U.S. Sales; and General Manager, Company Stores.

     John S. Horton has served as Senior Vice President, Treasurer and Chief Financial Officer of Omega since November 1998. Mr. Horton has responsibility for all aspects of accounting, planning and analysis, SEC reporting, treasury and investor relations. From 1997 to 1998, Mr. Horton was a Vice President at Allied Signal Engines in various positions including

Chief Financial Officer and Productivity. Prior to 1997, Mr. Horton spent 15 years at General Electric, most recently as Chief Financial Officer for several major business units including the Military and Small Commercial Engines business and the Gas Turbines business.

     David Romeo has served as President of Omega since January 2000 and served as Senior Vice President, Operations of Omega from June 1999 to January 2000. From 1981 to 1999, Mr. Romeo was employed at Square D Company, a global manufacturer of electrical distribution and industrial products, and held various senior leadership positions including Vice President, Operations, Square D Company and Vice President and Controller, Schneider North America, Square D Company's parent.

     Carl W. Spencer has served as Vice President, Manufacturing, Omega since July 2000. From 1998 to 2000, Mr. Spencer was at Masco Corporation and held various positions at their StarMark cabinet division, including Corporate Operations Director. Prior to 1998, Mr. Spencer spent 10 years at Fleetwood Enterprises, a leading manufacturer of recreational vehicles and manufactured housing, where he held various positions in manufacturing and materials.

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

     Herbert D. Buller, the founder of Kitchen Craft of Canada Ltd., previously served as the President and a Director of Kitchen Craft of Canada Ltd. from 1971 until the acquisition of Kitchen Craft by the Company. Mr. Buller is currently a Director and the Chief Executive Officer of Kitchen Craft.

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

ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth information concerning the compensation for the fiscal years ended December 31, 2000, January 1, 2000, and January 2, 1999 of Mr. Buller, the Chief Executive Officer of the Company, Mr. Moran, the former Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
---------------------------------------------------------------------------------------------------------------------------
                                                        ANNUAL COMPENSATION                     LONG TERM COMPENSATION

                                                                            OTHER              SECURITIES
                                                                            ANNUAL             UNDERLYING        ALL OTHER
                                               SALARY        BONUS       COMPENSATION            OPTIONS       COMPENSATION
  NAME AND PRINCIPAL POSITION         YEAR       ($)          ($)            ($)                   (#)              ($)
                                      2000   149,116(1)    31,501(1)        ---(2)              8.87(10)
Mark Buller                           1999   108,120(1)    73,772(1)        ---(2)                 ---           504(9)
Chief Executive Officer               1998       ---          ---            ---                   ---              ---
President, Kitchen Craft                                                                                            ---

                                      2000     117,833      25,177          ---(2)              146.04(4)        2,800(5)
Robert Moran (3)                      1999     190,000      118,750         ---(2)              92.85(4)         5,000(5)
Former Chief Executive Officer        1998     163,923      80,000          ---(2)              32.75(4)         30,905(6)


John S. Horton                        2000     152,000      32,110          ---(2)              110.92(4)        4,519(5)
Senior Vice President,                1999     140,000      70,000        108,933(8)            18.49(4)         2,100(5)
Treasurer and                         1998     24,231       10,000         7,283(8)                ---              ---
Chief Financial Officer

                                      2000     155,000      32,744          ---(2)              120.16(4)        3,465(5)
John A. Goebel, Jr.                   1999     146,000      91,250          ---(2)              83.19(4)         1,472(5)
President, HomeCrest                  1998     140,000      70,000          ---(2)              41.66(4)         23,234(7)


                                      2000   117,489(1)    24,820(1)        ---(2)              8.87(10)          671(9)
Herbert D. Buller                     1999   108,120(1)    73,772(1)        ---(2)                 ---              ---
Chief Executive Officer,              1998       ---          ---            ---                   ---              ---
Kitchen Craft

David A. Romeo                        2000     155,000      32,744        86,860(12)            62.50(4)         2,850(5)
President, Omega (11)                 1999     80,865       40,433        18,124(12)               ---              ---

(1) Compensation paid in Canadian dollars has been converted to US dollars at the 2000 average conversion rate of (Cdn) $1.4895 to (US) $1.0000.
(2) The perquisites and other benefits paid did not exceed the lesser of $50,000 or 10% of the total annual salary and bonus of such Named Executive Officer.
(3) Mr. Moran resigned from the Company effective August 1, 2000. In connection with his resignation, the Company agreed to pay Mr. Moran severance equal to 12 months base salary, payable in the form of continuation of salary in accordance with the Company's normal payroll practices and a bonus for fiscal 2000 equal to $25,177. In addition, the Company agreed to repurchase 450 shares of Common Stock of Holdings held by Mr. Moran at a price per share equal to $2,412, which represents the fair market value of the shares as of September 30, 2000, and to repurchase the remaining 340 shares of Common Stock of Holdings held by Mr. Moran and all options to purchase shares of Common Stock of Holdings held by Mr. Moran at a price per share equal to $2,732, which represents the fair market value of the shares as of December 30, 2000, less applicable exercise prices.
(4) The options represent options to purchase shares of the Common Stock of Holdings, at an exercise price per share of $1,000.00.
(5) Additional compensation amounts refer to amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.
(6) Represents $25,987 received as a result of the working capital adjustment in connection with the OMC Merger and recapitalization, and $4,918 as amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.
(7) Represents $19,997 received as a result of the working capital adjustment in connection with the OMC Merger and recapitalization, and $3,237 as amounts matched by the Company under the Company's 401(k) Profit Sharing Plan.
(8) Includes moving and temporary living expenses reimbursed in accordance with the terms of Mr. Horton's employment agreement.
(9) Additional compensation amounts refer to amounts matched by the Company under the Company's Registered Retirement Savings Plan.
(10) The options represent options to purchase shares of Common Stock of Holdings, at an exercise price per share of $1,371.87.
(11) Mr. Romeo joined the Company in June 1999.
(12) Includes moving and temporary living expenses reimbursed in accordance with the terms of Mr. Romeo's employment agreement.

OPTION GRANTS

     The following table sets forth information concerning grants of options to purchase Common Stock of Holdings made to the Named Executive Officers during the fiscal year ended December 30, 2000.


                          OPTION GRANTS IN FISCAL 2000
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                   POTENTIAL REALIZABLE VALUE AT
                                        INDIVIDUAL GRANTS                             ASSUMED ANNUAL RATES OF
                                                                                     STOCK PRICE APPRECIATION
                                                                                        FOR OPTION TERM (2)
NAME                                  PERCENT
                                      OF TOTAL
                      NUMBER OF       OPTIONS
                      SECURITIES     GRANTED TO    EXERCISE
                      UNDERLYING    EMPLOYEES IN   PRICE PER
                       OPTIONS      FISCAL 2000      SHARE     EXPIRATION
NAME                  GRANTED (#)     (%)(1)          ($)         DATE           5% ($)     10% ($)          0% ($)
Mark Buller                8.87         1.0%          1,372     3/26/2009       19,231      35,558           8,072

Robert Moran             146.04        15.8%          1,000     3/26/2009      370,961     639,777         187,223

John S. Horton           110.92        12.0%          1,000     3/26/2009      281,751     485,922         142,199

John A. Goebel, Jr.      120.16        13.0%          1,000     3/26/2009      305,222     526,401         154,045

Herbert D. Buller          8.87         1.0%          1,372     3/26/2009       19,231      35,558           8,072

David Romeo               62.50         6.8%          1,000     3/26/2009      158,758     273,802          80,125

(1) Percentages are based upon the total number of options to purchase shares of Common Stock of Holdings granted to employees in fiscal 2000.
(2) There is currently no market for the Common Stock of Holdings. For purposes of the calculations in this table, the fair market value of the Common Stock as of the grant date, January 27, 2000, of $2,282 per share was determined by the Board of Directors based on the Company's financial condition and results of operation. In accordance with the rules of the Securities and Exchange Commission, the amounts shown on this table represent hypothetical gains that could be achieved for the respective options if exercised at the end of the option term. These gains are based on assumed rates of stock appreciation of 5% and 10% compounded annually from the date the respective options were granted to their expiration date. The gains shown are net of the option exercise price, but do not include deductions for taxes or other expenses associated with the exercise. Actual gains, if any, on stock option exercises will depend on the future performance of Holdings' Common Stock, the optionholder's continued employment through the option period, and the date on which the options are exercised.

OPTION EXERCISES AND FISCAL YEAR-END VALUES

     The following table sets forth information with respect to options awarded under the Holdings Stock Option Plan, including the number and aggregate value of unexercised options outstanding on December 30, 2000.

                  AGGREGATED OPTION EXERCISES IN FISCAL 2000
                      AND FISCAL YEAR-END OPTIONS VALUES
-----------------------------------------------------------------------------------------------------------------------------------
                                                                    NUMBER OF SECURITIES               VALUE OF UNEXERCISED
                                                                   UNDERLYING UNEXERCISED             IN-THE-MONEY OPTIONS AT
                         SHARES ACQUIRED                         OPTIONS AT FISCAL YEAR-END               FISCAL YEAR-END
                           ON EXERCISE       VALUE REALIZED      (EXERCISABLE/UNEXERCISABLE)        (EXERCISABLE/UNEXERCISABLE)
NAME                           (#)                 ($)                       (#)                             ($)(1)(4)
Mark Buller                    ---                 ---                     8.87/0(3)                          12,063

Robert Moran(1)                ---                 ---                        ---                               ---

John S. Horton                 ---                 ---                   129.40/0(2)                         224,121

John A. Goebel, Jr.            ---                 ---                   245.01/0(2)                         424,357

Herbert D. Buller              ---                 ---                     8.87/0(3)                          12,063

David Romeo                    ---                 ---                    62.50/0(2)                         108,250

(1) In connection with Mr. Moran's resignation from the Company effective August 1, 2000, the Company agreed to repurchase 450 shares of Common Stock of Holdings held by Mr. Moran at a price per share equal to $2,412, which represents the fair market value of the shares as of September 30, 2000, and to repurchase the remaining 340 shares of Common Stock of Holdings held by Mr. Moran and all options to purchase shares of Common Stock of Holdings held by Mr. Moran at a price per share equal to $2,732, which represents the fair market value of the shares as of December 30, 2000, less applicable exercise prices associated with the options. The gross proceeds to Mr. Moran from the sale of options to purchase 271.6446 shares of Common Stock of Holdings, representing all of the options to purchase shares of Common Stock of Holdings owned by Mr. Moran, was $470,488.
(2) Represents options to purchase shares of Common Stock of Holdings at an exercise price of $1,000 per share.
(3) Represents options to purchase shares of Common Stock of Holdings at an exercise price of $1,372 per share.
(4) Value is based on the difference between the option exercise price and the fair market value at December 30, 2000. The fair market value of the Common Stock of Holdings ($2,732.00 per share) was determined by the Board of Directors.

EMPLOYMENT CONTRACTS, TERMINATION OF EMPLOYMENT AND CHANGE OF CONTROL
ARRANGEMENTS

     Mr. M. Buller is currently employed as Chief Executive Officer of Omega and President, Kitchen Craft pursuant to an agreement dated January 29, 1999 and expiring on January 29, 2002. Under this agreement, Mr. Buller is entitled to receive a base salary of (CDN) $175,000, subject to annual increases, and a bonus in accordance with the Company's Bonus Plan). Mr.

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

     Mr. Horton is currently employed as Senior Vice President, Treasurer, and Chief Financial Officer, Omega pursuant to an agreement dated October 15, 1998. Under this agreement, Mr. Horton is entitled to receive a base salary, subject to annual increases, and a bonus in accordance with the Company's Executive Bonus Plan for senior management ("Bonus Plan"). Mr. Horton received restricted stock equivalent to a value of $50,000. In addition, Mr. Horton was permitted to purchase shares of stock in Holdings with the proceeds of a bank loan for up to 50% of the purchase price. Mr. Horton is also eligible to receive stock options to be granted over a five-year period.

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

     Mr. H. Buller is currently employed as Chief Executive Officer of Kitchen Craft. Mr. Buller's employment agreement, effective January 29, 1999, expired on January 29, 2001. Mr. Buller is currently employed at-will on the same terms as contained in the employment agreement. Mr. Buller is entitled to receive a base salary of (CDN) $175,000, subject to annual increases, a bonus in accordance with the Company's Bonus Plan, and is entitled to the use of a company vehicle. Mr. Buller is entitled to receive up to twenty-four months' continued salary and benefits if he is terminated from Kitchen Craft without cause. In addition, Mr. Buller is entitled to receive a retirement allowance equal to (CDN) $70,000 upon the termination of his employment by reason of death, incapacity or other than for cause. Mr. Buller has agreed not to compete with the Kitchen Craft or solicit the customers, suppliers or employees of Kitchen Craft for a period of two years following the date he ceases to be employed by Kitchen Craft. Mr. Buller's employment agreement is governed by Manitoba law.

     The Named Executive Officers participate in the Bonus Plan whereby they are eligible to receive a potential bonus of 30-50% of base salary, with the Chief Executive Officer having a potential bonus of 50% of salary. Payout is on a sliding scale based on operating profit performance against budget starting at 90% of budget. There is an opportunity to earn up to 125% of the potential bonus based on achieving 105% of planned operating income performance.

     Mr. Moran resigned from Holdings and the Company effective August 1, 2000. Pursuant to a Severance Agreement dated November 3, 2000 and amended November 30, 2000, and in consideration for the termination of Mr. Moran's employment agreement with the Company, the

Company agreed to pay Mr. Moran 12 months continued salary at his then current base rate and a bonus equal to $25,117 for fiscal 2000. In addition, the Company agreed to repurchase 450 shares of Common Stock of Holdings held by Mr. Moran at a price per share equal to $2,412, which represents the fair market value of the shares as of September 30, 2000, and agreed to repurchase the remaining 340 shares of Common Stock of Holdings held by Mr. Moran and all options to purchase shares of Common Stock of Holdings held by Mr. Moran at a price per share equal to $2,732, which represents the fair market value of the shares as of December 30, 2000, less applicable exercise prices.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

     The Company does not have a compensation committee. Instead, compensation decisions for fiscal 2000 regarding the Company's executive officers were made by the Board of Directors. Mr. M. Buller, an executive officer of the Company, has served on the Board of Directors since August 4, 2000. The compensation for Mr. M. Buller for the year ended December 30, 2000 was established pursuant to the terms of his employment agreement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     All of Omega's issued and outstanding capital stock is owned by Holdings. As of March 30, 2001, the outstanding capital stock of Holdings consisted of 89,205.15 shares of Common Stock, $.01 par value per share.

     The following table sets forth certain information as of March 1, 2001 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings, and (ii) the equity securities of Holdings by each Director of Holdings and the Company, each Named Executive Officer and all of Holdings' and the Company's directors and executive officers as a group. To the knowledge of Holdings, each such stockholder has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o Omega Cabinets, Ltd., 1205 Peters Drive, Waterloo, Iowa 50703.

     The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 30, 2001 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

                                                   SHARES BENEFICIALLY OWNED
                                                          COMMON STOCK
                                                   -------------------------
                                                NUMBER             PERCENTAGE
     NAME AND ADDRESS                          OF SHARES            OF CLASS
----------------------------                   ---------           ----------
PRINCIPAL STOCKHOLDER:

Mezzanine Lending                              74,345.9               83.3
  Associates III, L.P. (1)............
c/o Butler Capital Corporation
767 Fifth Avenue, 6th Floor
New York, New York 10153

DIRECTORS AND EXECUTIVE OFFICERS:

Gilbert Butler (2)(3).................         74,345.9               83.3

Donald E. Cihak (3)...................            ---                  ---

Mark Buller (4).......................          1,198.6                1.3

Robert Moran (5)......................            ---                  ---

John S. Horton (6)  ..................            729.4                  *

John A. Goebel, Jr. (7)...............            971.9                1.1

Herbert D. Buller (8).................          1,649.4                1.8

David Romeo (9).......................            762.5                  *

All Directors and executive officers            6,051.2                6.8
as a group (11 persons)(10)

*    Represents less than one percent.
(1) Includes warrants to purchase 2,806.3 shares of Common Stock held by ISI, a corporation wholly-owned by certain investment funds managed by BCC, including MLA III. Does not include shares owned by other stockholders that are subject to the Stockholders Agreement. See "Certain Relationships and Related Transactions -- Stockholders Agreement."
(2) The shares of Common Stock included in the table represent shares and warrants held by MLA III and ISI, respectively. Mr. Butler is the Managing General Partner of Mezzanine Lending Management III, L.P. ( "MLM III "), the general partner of MLA III, and, accordingly, may be deemed to beneficially own shares beneficially owned by MLA III. Mr. Butler disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.
(3) The address of Messrs. Butler and Cihak is c/o Butler Capital Corporation, 767 Fifth Avenue, 6th Floor, New York, New York 10153.
(4) The shares of Common Stock included in the table include 600.2 shares of Class B Common Stock of Kitchen Craft held by MEB2 Holdings Ltd., which are exchangeable into an equal number of shares of Holdings Common Stock in accordance with the terms thereof, and 8.8 shares that can be acquired upon the exercise of outstanding options. The shares of Class B Common Stock of Kitchen Craft are exchangeable at any time upon the request of the holder into shares of Holdings Common Stock and are required to be exchanged by the holder upon the request of the Company in connection with any merger, sale, disposition or other significant transaction affecting Holdings or Kitchen Craft, upon the termination of such holder's employment with the Company and its subsidiaries, or, at any time after January 29, 2006. Mr.
     M. Buller disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The shares of Common Stock included in the table also include 589.5692 shares of Common Stock of Holdings held by MEB2 Holdings Ltd., which are deemed to be beneficially owned by Mr. M. Buller.
(5) All of Mr. Moran's equity in the Company was repurchased by the Company in connection with his resignation.
(6) The shares of Common Stock included in the table include 129.4 shares that can be acquired upon the exercise of outstanding options, 39.5 shares that are subject to vesting and 521.0 shares subject to a Stock Pledge Agreement between Mr. Horton and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."
(7) The shares of Common Stock included in the table include 323.4 shares that are held in the Rabbi Trust, see "Certain Relationships and Related Transactions -- Deferred Compensation Plan and Rabbi Trust", 245.0 shares that can be acquired upon the exercise of outstanding options and 200.0 shares subject to Stock Pledge Agreement between Mr. Goebel and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."

(8) The shares of Common Stock included in the table include 960.3 shares of Class B Common Stock of Kitchen Craft held by HEB2 Holdings Ltd., which are exchangeable into an equal number of shares of Holdings Common Stock in accordance with the terms thereof, and 8.8 shares that can be acquired upon the exercise of outstanding options. The shares of Class B Common Stock of Kitchen Craft are exchangeable at any time upon the request of the holder into shares of Holdings Common Stock and are required to be exchanged by the holder upon the request of the Company in connection with any merger, sale, disposition or other significant transaction affecting Holdings or Kitchen Craft, upon the termination of such holder's employment with the Company and its subsidiaries, or, at any time after January 29, 2006. Mr.
     H. Buller disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The shares of Common Stock included in the table also include 680.2721 shares of Common Stock of Holdings held by HEB2 Holdings Ltd., which are deemed to be beneficially owned by Mr. H. Buller.
(9) The shares of Common Stock included in the table include 62.5 shares that can be acquired upon the exercise of outstanding options and 700 shares subject to a Stock Pledge Agreement between Mr. Romeo and the Company. See "Certain Relationships and Related Transactions--Certain Loans to
     Executive Officers."
(10) Excludes shares deemed to be beneficially owned by Mr. Butler.

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

STOCKHOLDERS AGREEMENT

     In connection with the OMC Merger, MLA III, ISI, management, Bancone & Company, the successor to the American National Bank and Trust Company of Chicago, as trustee of the Rabbi Trust, each participant in the Rabbi Trust, and all of the other stockholders and optionholders of Holdings entered into a stockholders agreement (the "Stockholders Agreement"), that, among other things, provides for tag-along rights, drag-along rights, registration rights, restrictions on the transfer of shares held by parties to the Stockholders Agreement and certain preemptive rights for certain stockholders including management. The Stockholders Agreement also provides that the parties thereto will vote their shares in the same manner as MLA III and ISI in connection with certain transactions and that MLA III and ISI will be entitled to fix the number of directors of Holdings. Pursuant to the Stockholders Agreement, MLA III and ISI will be entitled to designate all of the directors of Holdings except for one, which will be the chief executive officer.

MANAGEMENT AGREEMENT

     In connection with the OMC Merger, the Company and Holdings entered into a management agreement ("Management Agreement") with ISI, a management consulting company wholly owned by investment funds managed by BCC. The Management Agreement was supplemented by Supplement No. 1 thereto. Pursuant to the Management Agreement, as amended, the Company and Holdings agree to pay ISI $425,000 per year plus certain fees and expenses, including legal and accounting fees and any out-of-pocket expenses incurred by ISI in connection with providing services to the Company, and to indemnify ISI under certain circumstances. In addition, ISI received warrants to purchase an aggregate of 2,391.4 shares of Common Stock of Holdings at an exercise price of $1,000 per share and 414.9 shares of Common Stock of Holdings at an exercise price of $1,371.87 per share. The warrants expire in 2007 and 2009, respectively.

DEFERRED COMPENSATION PLAN AND RABBI TRUST

     In connection with the OMC Merger, Holdings and its subsidiaries adopted the 1997 Omega Holdings, Inc. Deferred Compensation Plan (the "Plan") for the purpose of providing the following benefits to those employees of Holdings and its subsidiaries whose options to purchase shares of Holdings were canceled as a result of the OMC Merger (the "Plan Participants"). Upon consummation of OMC Merger, each option to purchase shares of Holdings stock held by the participants prior to the merger was canceled, and Holdings established a deferred compensation obligation pursuant to the Plan for the benefit of each participant. Benefits under the Plan are payable in cash and in shares of Holdings stock, and are payable to participants upon termination of employment or, under certain limited circumstances, prior to termination. The benefits provided by the Plan represent the unsecured obligations of Holdings.

     As contemplated by the Plan and pursuant to the Rabbi Trust Agreement dated as of June 13, 1997 between Holdings and American National Bank and Trust Company of Chicago (as predecessor to Bancone & Company) as trustee, Holdings established the Rabbi Trust to hold approximately 3,224.5 shares of Holdings

Common Stock to satisfy Holdings' obligations as provided in the Plan. In 1998 and 1999 certain shares of Holdings were redeemed under terms of the Rabbi Trust Agreement and the Plan. Currently 1,600.9 shares of Holdings Common Stock are held in the Plan. The Rabbi Trust maintains separate accounts for each Plan Participant, which accounts are intended to reflect the obligation of the Company to distribute cash and shares of Holdings stock to each Plan Participant. The Rabbi Trust may, at the direction of the Company, make such distributions to satisfy the obligations of the Company under the Plan. The Plan does not provide for elective deferrals by Plan Participants.

MANAGEMENT EQUITY ARRANGEMENTS

     Holdings adopted a stock option plan for the benefit of employees of Holdings and its subsidiaries in June 1997 (the "Stock Option Plan"). Pursuant to the Stock Option Plan, 12,500.00 shares of Holdings Common Stock have been reserved for issuance pursuant to the plan. The Stock Option Plan is administered by the Board of Directors of Holdings, which has discretionary authority to grant options and determine the terms and conditions of each award. No awards may be granted under the Stock Option Plan after the completion of ten years from its adoption, but awards previously granted may extend beyond that date.

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

CERTAIN LOANS TO EXECUTIVE OFFICERS

     In connection with the purchase of shares of Common Stock of Holdings, Holdings accepted as payment from certain executive officers purchasing such shares a note bearing interest at the applicable federal rate. In connection with the purchase of 200.0, 521.0, 700 and 100 shares of Common Stock of Holdings, respectively, Messrs. Goebel, Horton, Romeo and Spencer received loans of approximately $274,375, $681,019, $1,209,846 and $210,000, respectively, of which $274,375, $390,509, $1,209,846 and $160,000, respectively, remained outstanding at December 30, 2000. The Company has agreed to permit such executive officers to repay their respective loan obligations with proceeds received from the sale or other disposition of the Common Stock purchased therewith. Repayment of each of the loans is secured by a pledge of the Common Stock purchased by such executive officer. In connection with his purchase of
450.0 shares of Common Stock of Holdings, Mr. Moran had received a loan of approximately $617,343. The principal amount of Mr. Moran's debt to the Company, together with accumulated interest thereon, was cancelled in as partial payment for the Company's repurchase of Mr. Moran's equity securities upon his termination.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)(1)    FINANCIAL STATEMENTS

     See Index to Financial Statements appearing at page F-1.

     (a)(2)    FINANCIAL STATEMENT SCHEDULES

     The following Financial Statement Schedule is included at page F-25:

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

    10.11      [Intentionally Omitted]
    10.12 Moran Employment Agreement dated September 11, 1995, as amended June 13, 1997*
    10.13      Moran Severance Agreement dated April 24, 1997*
    10.14      [Intentionally Omitted]
    10.15      [Intentionally Omitted]
    10.16 Goebel Employment Agreement dated April 10, 1995, as amended June 13, 1997*
    10.17      Goebel Severance Agreement dated April 24, 1997*
    10.18      Hagan Employment Agreement dated April 10, 1995*
    10.19      Hagan Severance Agreement dated April 24, 1997*
    10.20      Schmidt Employment Agreement dated April 10, 1995*
    10.21      Schmidt Severance Agreement dated April 24, 1997*
    10.22      Deferred Non-Qualified Compensation Agreement dated June 28,
               1997*
    10.23      Company Bonus Plan*
    10.24      Stockholders Agreement dated June 13, 1997*
    10.25      Omega Holdings, Inc. Stock Option Plan*
    10.26      [Intentionally Omitted]
    10.27      Goebel Put Agreement dated June 13, 1997*
    10.28      Bulrad Illinois Security Agreement dated as of January 29, 1999.+
    10.29 Omega Kitchen Craft Holdings Pledge Agreement dated as of January 29, 1999.+
    10.30 Omega Kitchen Craft U.S. Corp. Pledge Agreement dated as of January 29, 1999.+
    10.31      Bulrad Illinois Guaranty dated as of January 29, 1999.+
    10.32 Credit Agreement dated as of January 29, 1999 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).
    10.33      3578275 Canada General Security Agreement dated as of January 29,
               1999.+
    10.34      Omega Guarantee dated as of January 29, 1999.+
    10.35      Kitchen Craft Guarantee dated as of January 29, 1999.+
    10.36      Kitchen Craft Security Agreement dated as of January 29, 1999.+
    10.37      Supplement No. 1 to the Management Agreement dated January 29,
               1999.+
    10.38      H. Buller Employment Agreement dated January 29, 1999.+
    10.39      M. Buller Employment Agreement dated January 29, 1999.+
    10.40      J. Horton Employment Agreement dated October 15, 1998.+
    10.41      C. Rae Employment Agreement dated October 22, 1997.+
    10.42 Offer and Acceptance Contract dated September 15, 1998 for sale of land to Company.+
    10.51 E. Lytle Severance Agreement dated May 5, 1999 (Incorporated by reference to Exhibit 10.51 to the Quarterly Report on Form 10-Q filed with the Commission on November 9, 1999).
    10.52 D. Romeo Employment Agreement dated May 27, 1999 (Incorporated by reference to Exhibit 10.52 to the Quarterly Report on Form 10-Q file with the Commission on November 9, 1999).
    10.53 C. Spencer Employment Agreement dated July 10, 2000 (Incorporated by reference to Exhibit 10.53 to the Quarterly Report on Form 10-Q filed with the Commission on November 8, 2000).
    10.54      R. Moran Severance Agreement dated November 3, 2000, as amended.

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

                                        OMEGA CABINETS, LTD.



                                        By: /s/ Mark Buller
                                           -------------------
                                           Name: Mark Buller
                                           Title: Chief Executive Officer

                                        Dated: March 30, 2001

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mark Buller        Chief Executive Officer and              March 30, 2001
-------------------    Director (Principal Executive
Mark Buller            Officer)


/s/ John S. Horton     Senior Vice President,                   March 30, 2001
-------------------    Treasurer, Chief Financial
John S. Horton         Officer (Principal Financial and
                       Accounting Officer)

/s/ Gilbert Butler     Director                                 March 30, 2001
-------------------
Gilbert Butler

/s/ Donald E. Cihak    Director                                 March 30, 2001
-------------------
Donald E. Cihak

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                  Page
                                                                  ----

Report of Independent Auditors..................................  F-2


Consolidated Financial Statements of Omega Cabinets, Ltd.
 Consolidated Balance Sheets as of December 30, 2000 and
  January 1, 2000...............................................  F-3
 Consolidated Statements of Income for the years ended
  December 30, 2000, January 1, 2000 and January 2, 1999........  F-5
 Consolidated Statements of Stockholder's Equity (Deficit) for
  the years ended December 30, 2000, January 1, 2000 and
  January 2, 1999...............................................  F-6
 Consolidated Statements of Cash Flows for the years ended
  December 30, 2000, January 1, 2000 and January 2, 1999........  F-8
 Notes to Consolidated Financial Statements.....................  F-10

Schedule II - Valuation and Qualifying Accounts.................  F-25

                        Report of Independent Auditors



The Board of Directors
Omega Holdings, Inc.


We have audited the accompanying consolidated balance sheets of Omega Cabinets, Ltd. (a wholly-owned subsidiary of Omega Holdings, Inc.) as of December 30, 2000 and January 1, 2000, and the related consolidated statements of income, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 30, 2000. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Cabinets, Ltd. at December 30, 2000 and January 1, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 30, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                                               ERNST & YOUNG LLP


Des Moines, Iowa
February 23, 2001

                             Omega Cabinets, Ltd.

                          Consolidated Balance Sheets



                                                            DECEMBER 30         JANUARY 1
                                                               2000               2000
                                                        -------------------------------------
ASSETS (Note 4)
Current assets:
 Cash                                                       $  2,982,601       $  2,234,669
 Income tax receivable                                         1,651,644          1,114,469
 Accounts receivable, less allowance for doubtful
  accounts of $1,445,000 in 2000 and $1,796,000
  in 1999                                                     22,921,739         20,172,798

 Inventories (Note 3)                                         17,605,364         18,191,451
 Prepaid expenses and other                                    1,954,316          1,546,028
 Deferred income taxes (Note 6)                                  925,105            877,439
                                                        -------------------------------------

Total current assets                                          48,040,769         44,136,854

Property, plant, and equipment, at cost:
 Land and improvements                                         2,315,867          1,474,649
 Buildings                                                    24,864,733         23,703,727
 Machinery and equipment                                      34,268,814         29,228,236
 Construction in progress                                      4,324,040          2,877,809
                                                        -------------------------------------

                                                              65,773,454         57,284,421
 Less accumulated depreciation                               (14,926,752)       (10,876,410)
                                                        -------------------------------------
                                                              50,846,702         46,408,011

Deferred financing costs, less accumulated amortization
 of $3,323,919 in 2000 and $2,172,444 in 1999                  5,947,957          7,114,428

Goodwill, less accumulated amortization of
 $10,861,002 in 2000 and $8,347,395 in 1999                   90,415,806         92,929,361
Other assets                                                   1,084,794            862,162
                                                        -------------------------------------
Total assets                                                $196,336,028       $191,450,816
                                                        =====================================

                             Omega Cabinets, Ltd.

                                                            DECEMBER 30         JANUARY 1
                                                               2000               2000
                                                        -----------------------------------
LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)
Current liabilities:
 Accounts payable                                           $ 10,758,751      $  9,316,337
 Accrued expenses                                             10,470,298        10,602,698
 Current portion of long-term debt (Note 4)                   11,442,812        11,387,384
                                                        -----------------------------------

Total current liabilities                                     32,671,861        31,306,419

Deferred income taxes (Note 6)                                 6,071,206         4,207,780

Long-term debt, less current portion (Note 4)                141,104,851       161,796,436

Commitments (Note 5)

Stockholder's equity (deficit) (Notes 4, 8 and 9):
 Common stock, $.01 par value; 10,000 shares
  authorized; 1,000 shares issued and outstanding                     10                10

 Additional paid-in capital                                   88,446,216        82,598,542
 Less stock notes receivable                                  (2,341,000)       (1,862,583)
 Predecessor basis adjustment                                (11,031,662)      (11,031,662)
 Accumulated other comprehensive loss - foreign
  currency translation adjustment                               (549,888)       (1,319,083)

 Retained earnings (deficit) (Note 2)                        (58,035,566)      (74,245,043)
                                                        -----------------------------------
Total stockholder's equity (deficit)                          16,488,110        (5,859,819)


                                                        -----------------------------------

Total liabilities and stockholder's equity (deficit)        $196,336,028      $191,450,816
                                                        ===================================



See accompanying notes.

                             Omega Cabinets, Ltd.

                       Consolidated Statements of Income



                                                               YEAR ENDED
                                        ------------------------------------------------------
                                            DECEMBER 30         JANUARY 1         JANUARY 2
                                               2000               2000              1999
                                        ------------------------------------------------------
Net sales                                  $304,207,355       $271,396,048       $169,220,139
Cost of goods sold                          217,807,951        192,429,908        121,766,772
                                        ------------------------------------------------------
Gross profit                                 86,399,404         78,966,140         47,453,367

Selling, general and administrative
 expenses (Notes 8 and 11)                   38,076,425         33,401,427         20,101,333

Amortization of goodwill                      2,564,377          2,467,886          1,439,681
                                        ------------------------------------------------------
Operating income                             45,758,602         43,096,827         25,912,353

Interest expense                             17,342,449         17,445,914         15,074,327
Foreign currency transaction loss (gain)        790,947           (969,188)                 -
                                        ------------------------------------------------------
Income before income taxes                   27,625,206         26,620,101         10,838,026

Income tax expense (Note 6)                  11,415,729         10,515,772          4,180,000
                                        ------------------------------------------------------
Net income                                 $ 16,209,477       $ 16,104,329       $  6,658,026
                                        ======================================================



See accompanying notes.

                             Omega Cabinets, Ltd.

           Consolidated Statements of Stockholder's Equity (Deficit)



                                                                             ADDITIONAL
                                                           COMMON STOCK    PAID-IN CAPITAL

                                                         ----------------------------------

Balance at January 1, 1998                                        $10        $62,835,425
 Common stock issued at parent-level credited to
  the Company                                                       -            118,627
 Dividend to parent to pay additional redemption cost
  related to 1997 recapitalization (Note 2)                         -                  -

 Redemption of common stock and options at
  parent-level charged to the Company                               -         (2,350,561)

 Income tax benefit related to redemption of stock                  -            465,000
 Stock option expense (Note 8)                                      -              3,534
 Net income and comprehensive income for 1998                       -                  -
                                                         ----------------------------------
Balance at January 2, 1999                                         10         61,072,025
 Common stock issued at parent-level credited to
  the Company (Note 9)                                              -         20,463,755
 Redemption of common stock and options at
  parent-level charged to the Company                               -           (345,061)

 Noncash capital contribution (Note 5)                              -             60,000
 Stock option expense (Note 8)                                      -          1,347,823
 Comprehensive income (loss):
  Net income for 1999                                               -                  -
  Foreign currency translation adjustment                           -                  -
 Total comprehensive income
                                                         ----------------------------------

Balance at January 1, 2000                                         10         82,598,542
 Common stock issued at parent-level credited to
 the Company (Note 9)                                               -          7,643,758
 Redemption of common stock and options at
  parent-level charged to the Company                               -         (1,796,084)

 Payments on stock notes receivable                                 -                  -
 Interest on stock notes receivable                                 -                  -
 Comprehensive income:
  Net income for 2000                                               -                  -
  Foreign currency translation adjustment                           -                  -
 Total comprehensive income
                                                         ----------------------------------
Balance at December 30, 2000                                      $10        $88,446,216
                                                         ==================================

                             Omega Cabinets, Ltd.

                                          ACCUMULATED OTHER
         STOCK        PREDECESSOR BASIS     COMPREHENSIVE      RETAINED EARNINGS
   NOTES RECEIVABLE      ADJUSTMENT        INCOME (LOSS)          (DEFICIT)           TOTAL
------------------------------------------------------------------------------------------------
$                      $(11,031,662)       $         -          $(94,956,178)       $(43,152,405)
           -

           -                      -                  -                     -             118,627

           -                      -                  -            (2,051,220)         (2,051,220)

           -                      -                  -                     -          (2,350,561)
           -                      -                  -                     -             465,000
           -                      -                  -                     -               3,534
           -                      -                  -             6,658,026           6,658,026
------------------------------------------------------------------------------------------------
           -            (11,031,662)                 -           (90,349,372)        (40,308,999)

  (1,862,583)                     -                  -                     -          18,601,172

           -                      -                  -                     -            (345,061)
           -                      -                  -                     -              60,000
           -                      -                  -                     -           1,347,823

           -                      -                  -            16,104,329          16,104,329
           -                      -         (1,319,083)                    -          (1,319,083)
                                                                                 ---------------
                                                                                      14,785,246
------------------------------------------------------------------------------------------------

  (1,862,583)           (11,031,662)        (1,319,083)          (74,245,043)         (5,859,819)

  (1,270,960)                     -                  -                     -           6,372,798

           -                      -                  -                     -          (1,796,084)
     915,362                      -                  -                     -             915,362
    (122,819)                     -                  -                     -            (122,819)

           -                      -                  -            16,209,477          16,209,477
           -                      -            769,195                     -             769,195
                                                                                 ---------------
                                                                                      16,978,672
------------------------------------------------------------------------------------------------
 $(2,341,000)          $(11,031,662)       $  (549,888)         $(58,035,566)       $ 16,488,110
================================================================================================



See accompanying notes.

                             Omega Cabinets, Ltd.

                     Consolidated Statements of Cash Flows



                                                                                     YEAR ENDED
                                                             --------------------------------------------------------
                                                                     DECEMBER 30        JANUARY 1           JANUARY 2
                                                                        2000               2000               1999
                                                             --------------------------------------------------------
Operating activities
Net income                                                          $ 16,209,477      $ 16,104,329       $  6,658,026
Adjustments to reconcile net income to net cash provided
by operating activities:
 Depreciation                                                          4,179,046         3,461,165          2,347,027
 Amortization                                                          3,713,901         3,553,499          2,180,165
 Noncash interest income on stock notes receivable                      (122,819)                -                  -
 Noncash stock option expense                                                  -         1,347,823              3,534
 Loss on write-off of fixed assets                                     2,359,975                 -                  -
 Deferred income taxes                                                 1,815,760         2,190,458          1,885,000
 Changes in operating assets and liabilities, net of effect
  of business acquired:
  Income tax receivable                                                 (537,175)         (830,241)         1,555,626
  Accounts receivable                                                 (3,047,060)          594,101          1,308,685
  Inventories                                                            393,354        (1,934,568)          (268,141)
  Prepaid expenses and other                                            (443,142)         (405,364)          (150,502)
  Other assets                                                          (222,631)         (112,773)           103,118
  Accounts payable                                                     1,428,939           546,686         (3,011,729)
  Accrued expenses                                                       (71,974)          670,325            684,567
  Other liabilities                                                            -                 -            (75,103)
                                                             --------------------------------------------------------
Net cash provided by operating activities                             25,655,651        25,185,440         13,220,273

INVESTING ACTIVITIES
Purchases of property, plant, and equipment                          (11,215,396)      (11,552,570)        (3,932,053)
Payments for acquisition of business (Note 10)                                 -       (50,323,500)                 -
                                                             --------------------------------------------------------
Net cash used in investing activities                                (11,215,396)      (61,876,070)        (3,932,053)

FINANCING ACTIVITIES
Proceeds from long-term debt                                          23,580,000        46,777,564         15,290,000
Payments for deferred financing costs                                     (8,053)       (2,813,755)          (247,207)
Payments of long-term debt                                           (42,803,361)      (19,901,123)       (20,410,000)
Capital contributions by parent                                        6,372,798        14,616,172            118,627
Payments to parent to redeem common stock and options
at parent-level                                                       (1,796,084)         (345,061)        (3,546,457)
Proceeds from stock notes receivable                                     915,362                 -                  -
                                                             --------------------------------------------------------
Net cash provided by (used in) financing activities                  (13,739,338)       38,333,797         (8,795,037)

Effect of foreign exchange rate changes on cash                           47,015           (59,201)                 -
                                                             --------------------------------------------------------
Net increase in cash                                                     747,932         1,583,966            493,183

Cash at beginning of year                                              2,234,669           650,703            157,520
                                                             --------------------------------------------------------
Cash at end of year                                                 $  2,982,601      $  2,234,669       $    650,703
                                                             ========================================================

                             Omega Cabinets, Ltd.

                                                                                    YEAR ENDED
                                                             ------------------------------------------------------
                                                                   DECEMBER 30         JANUARY 1          JANUARY 2
                                                                      2000               2000               1999
                                                             ------------------------------------------------------
Supplemental disclosures
Interest paid in cash                                               $16,416,588       $15,177,581       $14,349,607
Income taxes paid in cash, net of refunds received                  $10,098,824       $ 6,273,041       $   274,374
Noncash financing activities:
 Note issued for redemption of parent stock and options                       -                 -       $   855,324
 Noncash capital contribution - parent equity issued as
  partial consideration for business acquired                                 -       $ 3,985,000                 -

 Other noncash capital contributions from parent                              -       $    60,000                 -
    Notes receivable issued in exchange for parent stock            $ 1,270,960       $ 1,862,583                 -



See accompanying notes.

                             Omega Cabinets, Ltd.

                  Notes to Consolidated Financial Statements

                    For the years ended December 30, 2000,
                      January 1, 2000 and January 2, 1999



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

FISCAL YEAR

The Company follows a 52/53 week fiscal year. Fiscal 1998 consisted of 53 weeks and 1999 and 2000 each consisted of 52 weeks.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

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

                             Omega Cabinets, Ltd.

1. ACCOUNTING POLICIES (CONTINUED)

REVENUE RECOGNITION

The Company recognizes revenue upon shipment of its products to customers.

SHIPPING COSTS

The Company classifies shipping costs as a component of cost of goods sold in the consolidated statements of income.

ADVERTISING

The Company expenses advertising costs as incurred. Advertising expense was approximately $3,815,000 in 2000, $3,022,000 in 1999 and $1,913,000 in 1998.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Financial instruments include accounts receivable, accounts payable, and long-term debt. Management believes the fair value of accounts receivable and accounts payable approximate their carrying value in the balance sheet as of each balance sheet date. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of debt, taking into account the current credit risk of the Company and other market factors, and arms-length trades for debt securities which are traded. The fair value of long-term debt, other than the senior subordinated notes indicated below, is estimated to approximate the carrying amount as of each balance sheet date. The estimated fair value of the senior subordinated notes was $93 million and $100 million at December 30, 2000 and January 1, 2000, respectively.

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

Gains and losses from foreign currency transactions are included in net income.

                             Omega Cabinets, Ltd.

1. ACCOUNTING POLICIES (CONTINUED)

Prior to 1999, the Company had no material foreign operations. Long-lived assets and net sales by country as of and for the years ended December 30, 2000 and January 1, 2000 were approximately as follows (in millions):

                                                     2000                       1999
                                            -----------------------    -----------------------
                                                  LONG-                      LONG-
                                                  LIVED       NET            LIVED       NET
                                                  ASSETS     SALES           ASSETS     SALES
                                            -----------------------    -----------------------
 United States                                    $ 91.0     $200.3          $ 92.8     $190.1
 Canada                                             57.3      103.9            54.5       81.3
                                                  $148.3     $304.2          $147.3     $271.4
                                            =======================    =======================

EMERGING ACCOUNTING ISSUES

The Company is not aware of any accounting standards which have been issued and which will require the Company to change current accounting policies or adopt new policies, the effect of which would be material to the consolidated financial statements.


2. 1997 RECAPITALIZATION

In 1997, certain new investors invested approximately $62 million in the voting equity stock of Holdings, which in turn was contributed by Holdings into the Company. These amounts plus the proceeds from new long-term debt were used to repay all of the Company's then outstanding long-term debt, to repurchase the majority of Holding's voting equity stock then outstanding, and to pay transaction fees and expenses. The 1997 merger transactions were accounted for as a recapitalization and, accordingly, did not impact the historical basis of the Company's assets or liabilities. All recapitalization transactions of Holdings have been pushed down and reflected in the accounts of the Company, resulting in a dividend to parent of $109.6 million in 1997 which was charged to stockholder's equity. The cost to repurchase stock was subject to certain defined post-closing adjustments which were finalized in 1998, resulting in additional redemption cost of $2,051,220 which was charged to stockholder's equity as a dividend to parent.

                             Omega Cabinets, Ltd.

3. INVENTORIES

Inventories consist of the following:

                                                            DECEMBER 30       JANUARY 1
                                                               2000             2000
                                                      ----------------------------------
 Raw materials                                              $ 7,510,552      $ 8,893,729
 Work-in-process                                              6,720,423        6,144,663
 Finished goods                                               3,374,389        3,153,059
                                                      ----------------------------------
                                                            $17,605,364      $18,191,451
                                                      ==================================


4. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                             DECEMBER 30        JANUARY 1
                                                                                2000              2000
                                                                      ------------------------------------
 Senior bank revolving loan, due December 2003, interest at defined
  rate options (10.25% at December 30, 2000)                                $    900,000      $  4,500,000

 Senior Term Loan A, payable in increasing quarterly installments through December 2003, interest at LIBOR plus 1.75% (8.31% at
  December 30, 2000)                                                          20,256,651        29,598,036


 Senior Term Loan B, payable in quarterly installments beginning
  March 2004 through December 2004, interest at LIBOR plus 2.0%
  (8.50% at December 30, 2000)                                                21,147,413        25,000,000


 Senior subordinated notes, due June 2007, interest at 10.50%                100,000,000       100,000,000
 Canadian senior term loan, payable in increasing quarterly
  installments through December 2004, interest at defined rate
  options (5.74% weighted average at December 30, 2000).                      10,241,016        14,064,990


 Other                                                                             2,583            20,794
                                                                      ------------------------------------

                                                                             152,547,663       173,183,820
 Less amounts due within one year                                             11,442,812        11,387,384
                                                                      ------------------------------------
 Long-term debt, less current portion                                       $141,104,851      $161,796,436
                                                                      ====================================

The Company has a senior bank credit facility consisting of a revolving facility of up to $20 million and a term facility including the above Term Loan A and Term Loan B. Interest on the term and revolving facilities is currently payable and is determined at the Company's option of either a defined base rate plus a margin ranging from .25% to 1.75%, or a defined LIBOR plus a margin ranging from 1.25% to 2.75%. The Company also has a Canadian senior bank credit facility consisting of a total credit facility of $37 million Canadian dollars ($22 million Canadian dollars under a term facility and $15 million Canadian dollars under a revolving facility). There were no outstanding amounts under the Canadian revolving facility at December 30, 2000 or January 1, 2000. Interest

                             Omega Cabinets, Ltd.

4. LONG-TERM DEBT (CONTINUED)

on the Canadian term and revolving facilities is currently payable and is determined at the Company's option of either a defined base rate plus a margin ranging 1.50% to 2.75%, or a defined prime rate plus a margin ranging from .50% to 1.75%. The applicable margin percentage under both the senior bank credit facility and the Canadian facility is determined based upon the Company's cash flow leverage ratio. Borrowings under the bank facilities are guaranteed by Holdings and secured by all of the stock and assets of the Company.

The revolving loan matures in December 2003 and has no scheduled interim payments. The Company projects that the year-end revolving loan balances will be repaid during the following year based on available cash flow and, accordingly, such amounts are classified as current portion of long-term debt. The Company is required to pay a commitment fee of 0.5% per annum on the unused amounts of both the senior bank revolving loan and the Canadian revolving loan. Additional loan payments are also due each year based on 75% of the Company's defined excess cash flow, if any. These mandatory prepayments will be applied first to repay the term loans and then to the permanent reduction of the revolving loans. In addition, the Company is required to make prepayments on the term and revolving loans under certain other circumstances, including certain sales of assets or issuance of debt or equity securities. The agreements contain various restrictive covenants including a restriction on payment of dividends and requirements to meet certain financial covenants.

Interest on the senior subordinated notes is payable semiannually. The notes mature in June 2007 and have no scheduled interim payments. The senior subordinated notes are subordinated in right and payment to the senior bank loans, and are generally not redeemable at the Company's option prior to June 2002, except in certain circumstances. Beginning in June 2002, the notes may be redeemed at the Company's option at 105.25% of principal, declining 1.75% annually to 100% in June 2005. The related indenture agreement contains various restrictive covenants, including a restriction on payment of dividends. See Note 12 regarding subsidiary guarantees of the senior subordinated notes.

As of December 30, 2000, aggregate future maturities of long-term debt are as follows:

 2001                                                              $ 11,442,812
 2002                                                                 7,683,158
 2003                                                                 9,319,958
 2004                                                                24,101,735
 2005                                                                         -
 Thereafter                                                         100,000,000
                                                                 --------------
                                                                   $152,547,663
                                                                 ==============

                             Omega Cabinets, Ltd.

5. COMMITMENTS

The Company leases transportation equipment, facilities and equipment under noncancelable operating leases with lease terms of 3 to 8 years. The Company expects that generally leases will be renewed under renewal options or the leased assets will be replaced in the normal course of business. Total rental expense under operating leases was $2,546,000 in 2000, $2,377,000 in 1999 and $1,539,000 in 1998.

Minimum future rental commitments applicable to operating leases at December 30, 2000 are as follows:

 2001                                                                $1,733,000
 2002                                                                 1,295,000
 2003                                                                   904,000
 2004                                                                   490,000
 2005                                                                   153,000
                                                                  -------------
                                                                     $4,575,000
                                                                  =============

The Company has a management agreement with an affiliate of the majority stockholder of Holdings. The agreement was amended in 1999 in connection with the acquisition of Kitchen Craft. The agreement requires the Company to pay $425,000 per year for management services provided, plus certain fees and expenses. Expense under the management agreement was $425,000 in 2000 and 1999 and $325,000 in 1998. In addition, in 1999 Holdings issued a fully-exercisable warrant (for the purchase of Holdings' common stock) to the management company in connection with the management agreement. Holdings recorded the fair value of the warrant as of the issuance date, and the related charge and additional paid-in capital of $60,000 was "pushed-down" and reflected in the financial statements of the Company.

The Company is jointly and severally liable, under a stockholders' agreement of Holdings, for Holdings' obligation to repurchase its common shares and fully vested stock options held by management stockholders solely in the event of the death or disability of such stockholders. The management stockholders include 53 individuals representing a total of approximately 12% of Holdings' fully-diluted common shares. The aggregate repurchase amount of all stock subject to the repurchase was approximately $18.8 million at December 30, 2000.

                             Omega Cabinets, Ltd.

6. INCOME TAXES

Components of income tax expense are as follows:

                                                    2000            1999            1998
                                          -------------------------------------------------
 Current expense:
  Federal                                       $ 1,827,000     $ 2,387,000      $1,586,000
  State                                             322,000         225,000         244,000
  Foreign                                         7,450,969       5,713,314               -
                                          -------------------------------------------------
 Total current expense                            9,599,969       8,325,314       1,830,000

 Deferred expense:
  Federal                                         1,409,000       1,258,000       1,634,000
  State                                             388,000         347,000         251,000
  Foreign                                            18,760         585,458               -
                                          -------------------------------------------------
 Total deferred expense                           1,815,760       2,190,458       1,885,000
 Charge equivalent to reduction of
  currently payable amount resulting from
  income tax benefit credited to equity
                                                          -               -         465,000


                                          -------------------------------------------------
                                                $11,415,729     $10,515,772      $4,180,000
                                          =================================================

A reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                              2000              1999              1998
                                    ------------------------------------------------------
 Amount based on federal statutory
  rate                                     $ 9,393,000       $ 9,051,000        $3,685,000

 State income taxes, net of federal
  benefit                                      469,000           378,000           506,000

 Effect of foreign taxes                     1,507,729         1,062,772                 -
 Other                                          46,000            24,000           (11,000)
 Income tax expense                        $11,415,729       $10,515,772        $4,180,000
                                    ======================================================

                             Omega Cabinets, Ltd.

6. INCOME TAXES (CONTINUED)

Components of the net deferred tax assets and liabilities are as follows:

                                        DECEMBER 30, 2000                       JANUARY 1, 2000
                              -----------------------------------    -----------------------------------
                                   CURRENT          NONCURRENT            CURRENT          NONCURRENT
                              -----------------------------------    -----------------------------------

 Deferred tax assets:
  Accruals and reserves               $844,697        $         -            $815,697        $         -
  Stock options and warrants                 -            711,000                   -            750,000
  Other                                 80,408                  -              61,742                  -
                              -----------------------------------    -----------------------------------

                                       925,105            711,000             877,439            750,000
 Deferred tax liabilities:
  Depreciation                               -         (3,902,130)                  -         (3,182,780)
  Goodwill                                   -         (2,415,000)                  -         (1,075,000)
  Deferred financing costs                   -           (351,000)                  -           (350,000)
  Foreign currency exchange                  -           (114,076)                  -           (350,000)
 Net deferred tax asset
  (liability)                         $925,105        $(6,071,206)           $877,439        $(4,207,780)

                              ===================================    ===================================

In connection with the 1999 acquisition of Kitchen Craft (Note 10), the Company recorded a net deferred tax liability of $755,000 at the date of acquisition.


7. EMPLOYEE BENEFIT PLANS

The Company has profit-sharing, 401(k) and other benefit plans covering substantially all full-time U. S. employees and certain foreign employees. Under certain plans, the Company makes a matching contribution equal to 50% of the participant's contribution, up to specified maximum amounts. In addition, the Company may elect to contribute an additional amount to the plan at the discretion of the Company's Board of Directors. Expense related to the plans was $777,000 in 2000, $719,000 in 1999 and $561,000 in 1998.


8. STOCK OPTION PLAN

Holdings has an incentive stock option plan pursuant to which key employees may be granted options to purchase shares of its Class A common stock. Options are granted at the discretion of the Board of Directors. Holdings accounts for stock options in accordance with Accounting Principles Board Opinion No. 25. Compensation expense relating to Holdings' stock option plan which has been pushed down and reflected in the financial statements of the Company is as follows: none in 2000, $1,348,000 in 1999 and $4,000 in 1998.

                             Omega Cabinets, Ltd.

8. STOCK OPTION PLAN (CONTINUED)

Under Statement of Financial Accounting Standards No. 123 (FAS 123), certain pro forma information is required as if Holdings had accounted for options under the alternative fair value method of FAS 123. Holdings used a Black-Scholes model to determine the per share fair value of the options at the grant date. The following assumptions were used in the valuation:

      Weighted average risk-free interest rate:
       2000                                               N/A
       1999                                               6.01%
       1998                                               5.62
      Expected dividend yield                             None
      Expected volatility                                 .001
      Expected life of options                            5 years

For purposes of pro forma disclosures, the estimated fair value of the options at the grant date is amortized to expense over the vesting period of the options. Pro forma option compensation expense is not indicative of what annual pro forma expense may be in the future. Pro forma net income of the Company, assuming the alternative FAS 123 method were used, would be $15,840,000 in 1999 and $6,581,000 in 1998. Pro forma net income for 2000 would not differ from reported net income.


9. STOCKHOLDER'S EQUITY TRANSACTIONS

In 1999, Holdings issued additional common equity totaling approximately
$20.5 million, primarily in connection with the acquisition of Kitchen Craft (see Note 10). The Holdings' equity in turn was contributed to the Company as additional paid-in capital. The Holdings' equity also included common stock issued to certain management stockholders in exchange for notes receivable. In 2000, Holdings issued additional common equity totaling approximately
$7.6 million to certain management stockholders for cash and notes receivable. The stock notes receivable are reported as a reduction to stockholder's equity.

Other ongoing issuances (redemptions) of Holdings' stock are contributed to (paid by) the Company and accordingly have been credited (charged) to additional paid-in capital.

                             Omega Cabinets, Ltd.

10. ACQUISITION

On January 29, 1999, the Company acquired Kitchen Craft for cash consideration of approximately $48 million plus equity of Holdings with a fair value of approximately $4 million. The transaction was accounted for as a purchase. The aggregate purchase price, including fees and expenses of approximately $2.2 million, was allocated based on fair value as follows:

 Current assets                                                    $ 11,568,000
 Property, plant and equipment                                        8,988,000
 Goodwill                                                            43,946,000
 Current liabilities                                                (10,193,000)
                                                                ---------------
                                                                   $ 54,309,000
                                                                ===============

The results of operations of Kitchen Craft from the date of purchase are included in the accompanying consolidated statements of income. Pro forma amounts for 1999 and 1998, assuming that the purchase occurred at the beginning of each respective period are approximately as follows:

                                                   1999               1998
                                           -------------------------------------

 Net sales                                     $276,910,000       $238,960,000
 Net income                                      16,480,000          9,630,000


11. WRITE-OFF OF FIXED ASSETS

In June 2000, the Company terminated implementation of a new enterprise resource and planning (ERP) system. The Company charged approximately $2.4 million to selling, general and administrative expenses in 2000 related to the terminated implementation.


12. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES

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

Beginning in fiscal 1999 as a result of the Kitchen Craft acquisition, the Company also has two wholly-owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft business. Set forth below are consolidating condensed financial statements for the periods indicated which separately reflect Kitchen Craft (amounts in thousands):

                             Omega Cabinets, Ltd.

12. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                             THE
                                                           COMPANY*          KITCHEN CRAFT       ELIMINATIONS      CONSOLIDATED
                                               --------------------------------------------------------------------------------

                                            CONDENSED CONSOLIDATING BALANCE SHEET
                                                      DECEMBER 30, 2000
 Current assets
  Cash                                                    $  1,015             $ 1,968  $         -                  $  2,983
  Accounts receivable                                       13,448               9,474                  -              22,922
  Inventories                                               12,601               5,004                  -              17,605
  Other                                                      3,323               1,208                  -               4,531
                                               --------------------------------------------------------------------------------
 Total current assets                                       30,387              17,654                  -              48,041
 Property, plant and equipment, net                         35,223              15,624                  -              50,847
 Goodwill, net                                              49,089              41,326                  -              90,415
 Other noncurrent assets                                    43,630                 365            (36,962)              7,033
                                               -------------------------------------------------------------------------------
 Total assets                                             $158,329             $74,969           $(36,962)           $196,336
                                               ================================================================================

 Current liabilities:
  Accounts payable and accrued expenses                   $ 13,632             $ 9,841           $ (2,244)           $ 21,229
  Current portion of long-term debt                          9,334               2,109                  -              11,443
                                               -------------------------------------------------------------------------------
 Total current liabilities                                  22,966              11,950             (2,244)             32,672
 Long-term debt, less current portion                      132,970              29,282            (21,147)            141,105
 Other noncurrent liabilities                                4,521               1,550                  -               6,071
 Total stockholder's equity (deficit)                       (2,128)             32,187            (13,571)             16,488
 Total liabilities and stockholder's equity    -------------------------------------------------------------------------------
  (deficit)                                               $158,329             $74,969           $(36,962)           $196,336
                                               ===============================================================================

                             Omega Cabinets, Ltd.

12. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                            THE
                                                          COMPANY*           KITCHEN CRAFT      ELIMINATIONS       CONSOLIDATED
                                               --------------------------------------------------------------------------------

                                            CONDENSED CONSOLIDATING BALANCE SHEET
                                                       JANUARY 1, 2000
 Current assets
  Cash                                                    $  1,496             $   739  $          -                 $  2,235
  Accounts receivable                                       12,929               7,244                  -              20,173
  Inventories                                               13,115               5,076                  -              18,191
  Other                                                      2,659                 879                  -               3,538
                                               --------------------------------------------------------------------------------
 Total current assets                                       30,199              13,938                  -              44,137
 Property, plant and equipment, net                         34,828              11,580                  -              46,408
 Goodwill, net                                              50,544              42,385                  -              92,929
 Other noncurrent assets                                    45,238                 502            (37,763)              7,977
                                               --------------------------------------------------------------------------------
 Total assets                                             $160,809             $68,405           $(37,763)           $191,451
                                               ================================================================================

 Current liabilities:
  Accounts payable and accrued expenses                   $ 12,484             $ 6,628           $    808            $ 19,920
  Current portion of long-term debt                          9,914               1,473                  -              11,387
                                               --------------------------------------------------------------------------------
 Total current liabilities                                  22,398               8,101                808              31,307
 Long-term debt, less current portion                      149,184              37,612            (25,000)            161,796
 Other noncurrent liabilities                                2,868               1,340                  -               4,208
 Total stockholder's equity (deficit)                      (13,641)             21,352            (13,571)             (5,860)
 Total liabilities and stockholder's equity    --------------------------------------------------------------------------------
  (deficit)                                               $160,809             $68,405           $(37,763)           $191,451

                                               ================================================================================

                                                            THE
                                                          COMPANY*         KITCHEN CRAFT       ELIMINATIONS       CONSOLIDATED
                                               -------------------------------------------------------------------------------

                                         CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                YEAR ENDED DECEMBER 30, 2000

 Net sales                                                $200,339            $103,868  $ -                          $304,207
 Cost of goods sold                                        149,743              68,065                  -             217,808
                                               --------------------------------------------------------------------------------
 Gross profit                                               50,596              35,803                  -              86,399

 Selling, general and administrative expenses               26,409              14,231                  -              40,640
 Interest expense                                           14,098               3,245                  -              17,343
 Foreign currency transaction gains                              -                (791)                 -                (791)
                                               --------------------------------------------------------------------------------
 Income before income taxes                                 10,089              17,536                  -              27,625

 Income tax expense                                          3,946               7,470                  -              11,416
                                               --------------------------------------------------------------------------------
 Net income                                               $  6,143            $ 10,066  $ -                          $ 16,209
                                               ================================================================================

                             Omega Cabinets, Ltd.

12. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                            THE
                                                          COMPANY*        KITCHEN CRAFT      ELIMINATIONS        CONSOLIDATED
                                               ------------------------------------------------------------------------------

                                         CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                                 YEAR ENDED JANUARY 1, 2000

 Net sales                                                $190,056            $81,340       $ -                    $271,396
 Cost of goods sold                                        140,574             51,856                   -           192,430
                                               ------------------------------------------------------------------------------
 Gross profit                                               49,482             29,484                   -            78,966

 Selling, general and administrative expenses               23,927             11,942                   -            35,869
 Interest expense                                           14,333              3,113                   -            17,446
 Foreign currency transaction gains                              -               (969)                  -              (969)
                                               ------------------------------------------------------------------------------
 Income before income taxes                                 11,222             15,398                   -            26,620

 Income tax expense                                          4,217              6,299                   -            10,516
                                               ------------------------------------------------------------------------------
 Net income                                               $  7,005            $ 9,099       $           -          $ 16,104
                                               ==============================================================================

                                                            THE
                                                          COMPANY*        KITCHEN CRAFT      ELIMINATIONS        CONSOLIDATED
                                               ------------------------------------------------------------------------------

                                       CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                 YEAR ENDED DECEMBER 30, 2000
 Operating activities:
  Net cash provided by operating activities               $ 15,687            $ 9,968       $           -          $ 25,655
 Investing activities:
  Net cash used in investing activities                     (5,659)            (5,556)                  -           (11,215)

 Financing activities:
  Proceeds from long-term debt                              23,580                  -                   -            23,580
  Capital contributions, net of redemptions                  4,577                  -                   -             4,577
  Proceeds from stock notes receivable                         915                  -                   -               915
  Intercompany funding                                      (3,051)             3,051                   -                 -
  Payments of long-term debt                               (36,522)            (6,281)                  -           (42,803)
  Payments for deferred financing costs                         (8)                 -                   -                (8)
                                               ------------------------------------------------------------------------------
 Net cash used in financing activities                     (10,509)            (3,230)                  -           (13,739)
 Effect of foreign exchange                                      -                 47                   -                47
                                               ------------------------------------------------------------------------------
 Net increase (decrease) in cash                              (481)             1,229                   -               748

 Cash at beginning of period                                 1,496                739                   -             2,235
                                               ------------------------------------------------------------------------------
 Cash at end of period                                    $  1,015            $ 1,968       $ -                    $  2,983
                                               ==============================================================================

                             Omega Cabinets, Ltd.

12. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                            THE
                                                          COMPANY*         KITCHEN CRAFT       ELIMINATIONS        CONSOLIDATED
                                               --------------------------------------------------------------------------------

                                        CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                                  YEAR ENDED JANUARY 1, 2000
 Operating activities:
  Net cash provided by operating activities               $ 14,561            $ 10,624         $         -            $ 25,185
 Investing activities:
  Purchases of property, plant and equipment
                                                            (8,705)             (2,847)                  -             (11,552)
  Payments for acquisition of business                        (516)            (49,808)                  -             (50,324)
                                               --------------------------------------------------------------------------------

 Net cash used in investing activities                      (9,221)            (52,655)                  -             (61,876)

 Financing activities:
  Proceeds from long-term debt                              32,200              14,578                   -              46,778
  Capital contributions, net of redemptions                 14,271              13,571             (13,571)             14,271
  Intercompany funding                                     (33,778)             20,207              13,571                   -
  Payments of long-term debt                               (14,957)             (4,944)                  -             (19,901)
  Payments for deferred financing costs                     (2,231)               (583)                  -              (2,814)
                                               --------------------------------------------------------------------------------
 Net cash provided by (used in) financing
  activities                                                (4,495)             42,829                   -              38,334

 Effect of foreign exchange                                      -                 (59)                  -                 (59)
                                               --------------------------------------------------------------------------------
 Net increase in cash                                          845                 739                   -               1,584

 Cash at beginning of period                                   651                   -                   -                 651
                                               --------------------------------------------------------------------------------
 Cash at end of period                                    $  1,496            $    739         $         -            $  2,235
                                               ================================================================================

 * Includes Panther which is inconsequential as described above.

                             Omega Cabinets, Ltd.

                Schedule II - Valuation and Qualifying Accounts



                                          BALANCE AT      CHARGED TO
                                         BEGINNING OF      COSTS AND           OTHER                             BALANCE AT
              DESCRIPTION                    YEAR          EXPENSES          ADDITIONS         DEDUCTIONS       END OF YEAR
---------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 30, 2000
 Allowance for doubtful accounts            $1,796,000       $375,000  $         -             $726,000 (2)      $1,445,000

YEAR ENDED JANUARY 1, 2000
 Allowance for doubtful accounts            $1,489,000       $155,000       $307,000 (1)       $155,000 (2)      $1,796,000

YEAR ENDED JANUARY 2, 1999
 Allowance for doubtful accounts            $1,804,000       $ 23,000  $         -             $338,000 (2)      $1,489,000



(1) Addition from acquisition of Kitchen Craft.

(2) Uncollectible accounts written off, net of recoveries.