Form 10-Q
period 2001-03-31
OMEGA CABINETS LTD
filed 2001-05-15
CIK 1043958

                                   FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC 20549


          (Mark One)

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 31, 2001
                                                 --------------
                                      OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                       For the transition period from:__________to_________

                       Commission file number: 333-37135
                                               ---------

                             Omega Cabinets, Ltd.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

                 Delaware                               42-1423186
     -----------------------------                 ----------------------
     (State or other jurisdiction                    (I.R.S. Employer
     incorporation or organization                 Identification Number)


                     1205 Peters Drive, Waterloo, Iowa 50703
     ----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                (319) 235-5700
              --------------------------------------------------
              Registrants telephone number, including area code)


                                 Not Applicable
              ----------------------------------------------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]       No [_]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                 PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes [_] No [_] Not Applicable.

                     APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On March 31, 2001, all of the voting stock of Omega Cabinets Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation. As of March 31, 2001, Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

                        PART I - FINANCIAL INFORMATION


Item 1. Financial Statements

The following financial statements are presented herein:

   Condensed Consolidated Balance Sheets as of March 31, 2001
     and December 30, 2000

   Condensed Consolidated Statements of Income for the three months ended March
     31, 2001 and April 1, 2000

   Condensed Consolidated Statements of Cash Flows for the three months ended
     March 31, 2001 and April 1, 2000

   Notes to Condensed Consolidated Financial Statements

                             Omega Cabinets, Ltd.

                     Condensed Consolidated Balance Sheets

                                                                             March 31         December 30
                                                                               2001               2000
                                                                           (Unaudited)           (Note)
                                                                      --------------------------------------
Assets
Current assets:
Cash                                                                     $    2,430,909     $    2,982,601
   Accounts receivable                                                       29,566,478         22,921,739
   Inventories (Note 2)                                                      19,437,068         17,605,364
   Other current assets                                                       4,657,343          4,531,065
                                                                      --------------------------------------
Total current assets                                                     $   56,091,798.0   $   48,040,769.0

Property, plant and equipment                                                67,821,734         65,773,454
Less accumulated depreciation                                                15,937,079         14,926,752
                                                                      --------------------------------------
                                                                             83,758,813         80,700,206

Deferred financing costs, net                                                 5,643,263          5,947,957
Goodwill, net                                                                89,889,059         90,415,806
Other assets                                                                  1,419,765          1,084,794
                                                                      --------------------------------------
Total assets                                                             $  204,928,540     $  196,336,028
                                                                      ======================================

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable and accrued expenses                                 $   28,152,507     $   21,229,049
   Current portion of long-term debt                                         12,659,952         11,442,812
                                                                      --------------------------------------
Total current liabilities                                                $   40,812,459.0   $   32,671,861.0

Deferred income taxes                                                         6,407,469          6,071,206

Long-term debt, less current portion                                        138,369,714        141,104,851

Stockholder's equity:
   Common stock, $.01 par value; 10,000 shares authorized;
     1,000 shares issued and outstanding                                             10                 10
   Additional paid-in capital                                                86,590,249         88,446,216
   Less stock notes receivable                                               (2,354,700)        (2,341,000)
   Predecessor basis adjustment                                             (11,031,662)       (11,031,662)
   Accumulated other comprehensive loss - foreign currency
     translation adjustment                                                     (37,346)          (549,888)
   Retained earnings (deficit)                                              (53,827,653)       (58,035,566)
                                                                      --------------------------------------
Total stockholder's equity                                                   19,338,898         16,488,110
                                                                      --------------------------------------
Total liabilities and stockholder's equity                               $  204,928,540     $  196,336,028
                                                                      ======================================

Note: The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              Omega Cabinets, Ltd.

             Condensed Consolidated Statements of Income (Unaudited)

                                                                              Three months ended
                                                                         March 31             April 1
                                                                           2001                2000
                                                                    ----------------------------------------
Net sales                                                             $   77,186,015      $   73,442,894
Cost of goods sold                                                        55,618,211          54,262,490
                                                                    ----------------------------------------
Gross profit                                                          $  132,804,226.0    $  127,705,384.0
                                                                                   0                   0

Selling, general and administrative expenses                               9,168,718           8,973,347
Amortization of goodwill                                                     633,777             647,050
                                                                    ----------------------------------------
Operating income                                                          11,765,309           9,560,007

Interest expense                                                           3,929,985           4,399,913
Foreign currency transaction losses                                          829,996             117,201
                                                                    ----------------------------------------
Income before income taxes                                                 7,005,328           5,042,893

Income tax expense                                                         2,793,205           1,976,641
                                                                    ----------------------------------------
Net income                                                            $    4,212,123      $    3,066,252
                                                                    ========================================

See accompanying notes.

                             Omega Cabinets, Ltd.

          Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                Three months ended
                                                                           March 31            April 1
                                                                             2001                2000
                                                                           ------------------------------
Operating activities
Net income                                                                $ 4,212,123          $3,066,252
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation and amortization                                            2,054,669           1,944,963
   Noncash interest income on stock notes receivable                          (34,215)            (25,061)
   Deferred income taxes                                                      336,263             391,184
   Changes in operating assets and liabilities:
     Accounts receivable                                                   (7,112,974)         (7,932,578)
     Inventories                                                           (2,076,654)         (1,430,294)
     Other assets                                                            (523,101)            134,607
     Accounts payable, accrued expenses and other liabilities
                                                                            7,265,784           5,277,293
                                                                          -------------------------------
Net cash provided by operating activities                                   4,121,895           1,426,316
Investing activities

Purchases of property, plant and equipment                                 (2,931,753)         (2,820,877)
                                                                         --------------------------------
Net cash used in investing activities                                      (2,931,753)         (2,820,877)
Financing activities

Payments of long-term debt                                                 (4,419,419)         (3,118,322)
Proceeds from long-term debt                                                4,694,212           4,820,560
Capital contributions by parent                                                     -               7,148
Payment to parent to redeem common stock and
   options at parent level                                                 (1,855,952)            (81,135)
Proceeds from stock notes receivable                                           20,515                   -
                                                                         --------------------------------
Net cash provided by (used in) financing activities                        (1,560,659)          1,628,251

Effect of foreign exchange rate changes on cash                              (181,175)             11,601
                                                                        ---------------------------------
Net increase (decrease) in cash                                              (551,692)            245,291

Cash at beginning of period                                                 2,982,601           2,234,669
                                                                        ---------------------------------
Cash at end of period                                                   $   2,430,909          $2,479,960
                                                                        =================================



See accompanying notes.

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                       Financial Statements (Unaudited)

                                March 31, 2001


1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the full 2001 fiscal year. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 30, 2000.

2. Inventories

Inventories consist of the following:
                                            March 31          December 30
                                              2001               2000
                                         -----------------------------------

   Raw materials                           $  8,348,650         $  7,510,552
   Work-in-process                            7,246,455            6,720,423
   Finished goods                             3,841,963            3,374,389
                                         -----------------------------------
                                         $19,437,068.00       $17,605,364.00
                                         ===================================


3. Comprehensive Income

Comprehensive income was $4,724,665 and $3,187,561 for the three months ended March 31, 2001 and April 1, 2000, respectively.

4. Guarantor and Non-Guarantor Subsidiaries

The Company's $100 million senior subordinated notes are fully and unconditionally guaranteed by Panther Transport, Inc. ("Panther"), a wholly-owned subsidiary of the Company. Separate financial statements or summarized financial information for Panther have not been presented since its operations are inconsequential and its accounts and transactions represent less than 1% of each of the consolidated total assets, liabilities, equity, net sales, operating income, and net income of the Company. Management believes that the separate financial statements and summarized financial information of Panther are not material to investors.

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)




4. Guarantor and Non-Guarantor Subsidiaries (continued)

The Company also has two wholly-owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft of Canada, Ltd. ("Kitchen Craft") business. Set forth below are consolidating condensed financial statements as of March 31, 2001 and for the three months ended March 31, 2001 and April 1, 2000, which separately reflect Kitchen Craft (amounts in thousands):

                                                  The            Kitchen
                                               Company*           Craft       Eliminations    Consolidated
                                              ------------------------------------------------------------

                                      Condensed Consolidating Balance Sheet
                                             March 31, 2001
   Current assets:
     Cash                                     $     787         $  1,644      $        -      $    2,431
     Accounts receivable                         19,871            9,695               -          29,566
     Inventories                                 14,382            5,055               -          19,437
     Other                                        3,295            1,362               -           4,657
                                            ------------------------------------------------------------
   Total current assets                       $  38,335.00      $ 17,756.00            -      $   56,091.00
   Property, plant and equipment, net            36,163           15,722               -          51,885
   Goodwill, net                                 48,726           41,163               -          89,889
   Other noncurrent assets                       40,828              511         (34,275)          7,064
                                            ------------------------------------------------------------
   Total assets                               $ 164,052         $ 75,152      $  (34,275)     $  204,929
                                            ============================================================

   Current liabilities:
     Accounts payable and accrued expenses
                                              $  21,299         $  8,154      $   (1,301)     $   28,152
     Current portion of long-term debt            8,574            4,086               -          12,660
                                            ------------------------------------------------------------
   Total current liabilities                  $  29,873.00      $ 12,240.00       (1,301)     $   40,812.00
   Long-term debt, less current portion         131,103           26,670         (19,403)        138,370
   Other noncurrent liabilities                   4,921            1,487               -           6,408
   Total stockholder's equity (deficit)          (1,845)          34,755         (13,571)         19,339
                                            ------------------------------------------------------------
   Total liabilities and stockholder's
     equity (deficit)                         $ 164,052         $ 75,152      $  (34,275)     $  204,929
                                            ============================================================

   * Includes Panther which is inconsequential as described above.

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)



4. Guarantor and Non-Guarantor Subsidiaries (continued)

                                                  The            Kitchen
                                                Company           Craft       Eliminations    Consolidated
                                                ----------------------------------------------------------

                                     Condensed Consolidating Statements of Income
                                         Three months ended March 31, 2001
   Net sales                                    $51,333          $25,853          $ -          $ 77,186
   Cost of goods sold                            38,071           17,547            -            55,618
                                                -------------------------------------------------------
   Gross profit                                  13,262            8,306            -            21,568
   Selling, general and administrative
     expenses                                     6,409            3,394            -             9,803
   Interest expense                               3,260              670            -             3,930
   Foreign currency transaction losses                -              830            -               830
                                                -------------------------------------------------------
   Income before income taxes                     3,593            3,412            -             7,005
   Income tax expense                             1,436            1,357            -             2,793
                                                -------------------------------------------------------
   Net income                                   $ 2,157          $ 2,055          $ -          $  4,212
                                                =======================================================

                                         Three months ended April 1, 2000

   Net sales                                    $50,114          $23,329          $ -          $ 73,443
   Cost of goods sold                            38,577           15,686            -            54,263
                                                -------------------------------------------------------
   Gross profit                                  11,537            7,643            -            19,180
   Selling, general and administrative
     expenses                                     6,197            3,423            -             9,620
   Interest expense                               3,590              810            -             4,400
   Foreign currency transaction gains                 -              117            -               117
                                                ------------ ---------------- -------------- ----------
   Income before income taxes                     1,750            3,293            -             5,043
   Income tax expense                               657            1,320            -             1,977
                                                -------------------------------------------------------
   Net income                                   $ 1,093          $ 1,973          $ -          $  3,066
                                                =======================================================



                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)



4. Guarantor and Non-Guarantor Subsidiaries (continued)

                                                  The            Kitchen
                                                Company           Craft       Eliminations    Consolidated
                                            ----------------------------------------------------------------

                 Condensed Consolidating Statements of Cash Flows
                        Three months ended March 31, 2001
   Operating activities - net cash
     provided by operating activities           $ 3,336          $   786           $ -           $ 4,122

   Investing activities - purchase of
     property, plant and equipment               (1,789)          (1,143)            -            (2,932)

   Financing activities:
     Proceeds from long-term debt                 1,900            2,794             -             4,694
     Redemptions of stock, net of capital
       contributions                             (1,856)               -             -            (1,856)
     Proceeds from stock notes receivable            21                -             -                21
     Intercompany funding                         2,687           (2,687)            -                 -
     Payments of long-term debt                  (4,527)             107             -            (4,420)
                                            ----------------------------------------------------------------
   Net cash provided by (used in)
     financing activities                        (1,775)             214             -            (1,561)
   Effect of foreign exchange                         -             (181)            -              (181)
                                            ----------------------------------------------------------------
   Net decrease in cash                            (228)            (324)            -              (552)

   Cash at beginning of period                    1,015            1,968             -             2,983
                                            ----------------------------------------------------------------
   Cash at end of period                        $   787          $ 1,644           $ -           $ 2,431
                                            ================================================================

                             Omega Cabinets, Ltd.

                        Notes to Condensed Consolidated
                 Financial Statements (Unaudited) (continued)



4. Guarantor and Non-Guarantor Subsidiaries (continued)

                                                  The            Kitchen
                                                Company           Craft       Eliminations    Consolidated
                                            ----------------------------------------------------------------

                        Three months ended April 1, 2000
   Operating activities - net cash
     provided by operating activities            $1,017          $   409           $ -            $1,426

   Investing activities - purchase of
     property, plant and equipment               (2,282)            (539)            -            (2,821)

   Financing activities:
     Proceeds from long-term debt                 3,026            1,795             -             4,821
     Redemptions of stock, net of capital
       contributions                                (75)               -             -               (75)
     Intercompany funding                          (541)             541             -                 -
     Payments of long-term debt                  (2,236)            (882)            -            (3,118)
                                            ----------------------------------------------------------------
   Net cash provided by financing                   174            1,454             -             1,628
     activities

   Effect of foreign exchange                         -               12             -                12
                                            ----------------------------------------------------------------
   Net increase (decrease) in cash               (1,091)           1,336             -               245

   Cash at beginning of period                    1,496              739             -             2,235
                                            ----------------------------------------------------------------
   Cash at end of period                        $   405           $2,075           $ -            $2,480
                                            ================================================================

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

         The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended March 31, 2001 and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the year ending December 30, 2000.

Results of Operations

Net Sales for the three months ended March 31, 2001 ("first quarter 2001") were $77.2 million compared to $73.4 million for the three months ended April 1, 2000 ("first quarter 2000"), an increase of 5.1%. Net sales for the Kitchen Craft division were $25.9 million in first quarter 2001 compared with $23.3 million in first quarter 2000, a 10.8% increase driven primarily by higher sales to the U.S. new home market. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $25.5 million in first quarter 2001 compared with $23.9 million in first quarter 2000, a 6.5% increase. Vanity sales increased 14.8% resulting from new product introductions with two large customers and continued growth of high-end styles through Home Depot's EXPO and Sears' The Great Indoors. Omega's semi-custom net sales increased 6.7% driven primarily by additional selling locations at Home Depot EXPO, Sears' The Great Indoors, and the Bath and Kitchen Buying Group, an organization that represents over 150 independent kitchen and bath dealers. Omega custom net sales declined 2.3% driven by significant price increases introduced over the past year and a soft remodeling market for high-end projects. HomeCrest stock net sales were $25.9 million in first quarter 2001 compared with $26.2 million in first quarter 2000, a 1.0% decrease. Net sales were unfavorably impacted by the Company's decision to discontinue the Legend product offering as well as inclement weather which impacted new home starts in the Midwest and Northeast.

Gross Profit for first quarter 2001 was $21.6 million compared to $19.2 million for first quarter 2000, an increase of 12.4%. As a percentage of net sales, gross profit increased to 27.9% in first quarter 2001 from 26.1% in first quarter 2000 driven primarily by improved factory execution at every division and the impact of various capital and Company-wide cost reduction projects. Kitchen Craft's gross margin decreased to 32.1% in first quarter 2001 compared to 32.8% in first quarter 2000 driven by modestly higher material costs. Gross margins for Omega and HomeCrest increased to 25.8% in first quarter 2001 compared to 23.0% in first quarter 2000 driven primarily by higher selling prices and the impact of various capital and Company-wide cost reduction projects.

Selling, General and Administrative Expenses for first quarter 2001 were $9.2 million compared to $9.0 million for first quarter 2000, an increase of 2.2%. As a percentage of net sales, selling, general and administrative expenses were 11.9% for first quarter 2001 compared to 12.2% for first quarter 2000 driven primarily by employment controls and Company-wide cost reduction projects. The percentage of net sales at Kitchen Craft improved to 12.1% for first quarter 2001 compared to 13.5% for first quarter 2000 while the percentage at Omega and HomeCrest for first quarter 2001 was 11.8% compared to 11.6% for first quarter 2000.

Interest Expense for first quarter 2001 was $3.9 million compared to $4.4 million for first quarter 2000, a 10.7% decrease driven by lower average borrowings and interest rates.

Income Taxes for first quarter 2001 were $2.8 million compared to $2.0 million for first quarter 2000. First quarter 2001 reflected a normalized tax rate of 39.9% compared with 39.2% in first quarter 2000 resulting from higher state tax rates.

Net Income for first quarter 2001 was $4.2 million compared to $3.1 million for first quarter 2000, a 37.4% increase related to factors discussed above.

         To provide more insight into the underlying performance of the consolidated group, a summary for first quarter 2001, first quarter 2000, the twelve months ended March 31, 2001 and the twelve months ended April 1, 2000 are shown below:

                            First           First
                           Quarter         Quarter                                Last Twelve Months
                                                                                  ------------------
($ in millions)              2001            2000              Increase         3/31/01           4/1/00
                             ----            ----              --------         -------           ------
Net Sales:
   Omega/HomeCrest         $  51.3          $ 50.1               2.4%            $201.6           $193.3
   Kitchen Craft              25.9            23.3              10.8%             106.4             91.1
                           -------          ------                               ------           ------
   Consolidated            $  77.2          $ 73.4               5.1%            $308.0           $284.4

Adjusted EBITDA (1):
   Omega/HomeCrest          $  8.1          $  6.7              21.9%            $ 33.3           $ 30.0
   Kitchen Craft               5.5             4.8              15.2%              24.5             21.4
                            ------          ------                               ------           ------
   Consolidated             $ 13.6          $ 11.4              19.1%            $ 57.9           $ 51.4

Adjusted EBITDA Margin (2):
   Omega/HomeCrest            15.8%           13.3%                                16.5%            15.5%
   Kitchen Craft              21.2%           20.4%                                23.1%            23.5%
   Consolidated               17.6%           15.5%                                18.8%            18.1%

--------

(1) Adjusted EBITDA represents EBITDA, as defined below, adjusted for certain unusual, one-time or nonrecurring expenses. During first quarter 2001, the net adjustment to EBITDA was $74,000. EBITDA represents income from operations before interest expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill and non-cash stock option and warrant expense. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchase of property and equipment, (ii) is not measure of performance calculated in accordance with generally accepted accounting principles, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

(2) Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales.

Liquidity and Capital Resources

         The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

         Net cash provided by operating activities for first quarter 2001 was $4.1 million compared to $1.4 million for first quarter 2000. The increase of $2.7 million was driven primarily by $1.1 million higher net income and a lower net increase in operating assets and liabilities during the period.

         The Company used cash in investing activities of $2.9 million for first quarter 2001 compared to $2.8 million for first quarter 2000, an increase of $0.1 million. Major capital expenditures for first quarter 2001 included a 200,000 square foot capacity expansion project at Kitchen Craft's Winnipeg facility and productivity projects at HomeCrest's Goshen, IN facility.

         Cash used in financing activities was $1.6 million for first quarter 2001 compared to cash provided by financing activities of $1.6 million for first quarter 2000. This change of $3.2 million was due primarily to $1.8 million for various stockholder equity redemptions and $1.4 million related to lower borrowings.

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

         At March 31, 2001, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $36.9 million term note facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $13.6 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

         As of March 31, 2001, the Company had additional borrowing availability of $17.2 million under the U.S. Revolving Facility and (Cdn) $10.8 million under the Canadian Revolving Facility. In addition, the Company had cash of $2.4 million that was available to further reduce long-term debt. The U.S. Term Facility requires quarterly principal payments that began in April 1999 at $1.0 million per quarter and increasing at each September anniversary. Subsequent payments will be approximately $1.1 million, $1.4 million and $1.7 million per quarter during the four quarter periods beginning September 2000, 2001, and 2002, respectively, with $2.0 million payments due the last two quarters in 2003. Finally, four equal quarterly payments of $4.9 million will occur during 2004 with the term loan fully amortized on December 31, 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. In this connection, a $4.1 million excess cash flow payment was completed during March 2001. The Canadian Term Facility requires quarterly payments that began in April 1999 at approximately (Cdn) $0.4 million per quarter and increasing at each anniversary. Subsequent payments will be approximately (Cdn) $0.5 million, (Cdn) $0.5 million, (Cdn) $0.6 million, (Cdn) $0.7 million and (Cdn) $1.8 million per quarter during 2001, 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of March 31, 2001, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by scheduled maturity dates (in thousands):

                                          Variable Rate (a)               Fixed Rate (b)
     Maturing in:
               2001                               4,809                            --
               2002                               7,611                            --
               2003                              14,729                            --
               2004                              23,881                            --
               Thereafter                            --                       100,000
                                                -------                   -----------
                  Total                         $51,030                   $   100,000
                                                =======                   ===========

     Fair value at March 31, 2001               $51,030                   $   102,000

(a) $17.5 million at LIBOR plus 1.75%, $19.4 million at LIBOR plus 2.00%, $8.6 million at Canadian BA rate plus 2.00%, $2.8 million at prime plus 0.75% and $2.7 million at prime plus 1.00% (7.60% weighted average at March 31, 2001).

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

None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        OMEGA CABINETS, LTD.


                                       By: /s/  JOHN HORTON
                                          -----------------------------------
                                       Name:  John S. Horton
                                       Title: Chief Financial Officer
                                                    (Authorized signatory and
                                                    principal financial officer)


Dated:  May 15, 2001