Form 10-Q/A
period 2001-03-31
OMEGA CABINETS LTD
filed 2001-05-16
CIK 1043958

                                  FORM 10-Q/A


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

   Condensed Consolidated Balance Sheets as of March 31, 2001
     and December 30, 2000

   Condensed Consolidated Statements of Income for the three months ended March
     31, 2001 and April 1, 2000

   Condensed Consolidated Statements of Cash Flows for the three months ended
     March 31, 2001 and April 1, 2000

   Notes to Condensed Consolidated Financial Statements

                             Omega Cabinets, Ltd.

                     Condensed Consolidated Balance Sheets

                                                                             March 31         December 30
                                                                               2001               2000
                                                                           (Unaudited)           (Note)
                                                                      --------------------------------------
Assets
Current assets:
Cash                                                                     $    2,430,909     $    2,982,601
   Accounts receivable                                                       29,566,478         22,921,739
   Inventories (Note 2)                                                      19,437,068         17,605,364
   Other current assets                                                       4,657,343          4,531,065
                                                                      --------------------------------------
Total current assets                                                     $   56,091,798     $   48,040,769

Property, plant and equipment                                                67,821,734         65,773,454
Less accumulated depreciation                                                15,937,079         14,926,752
                                                                      --------------------------------------
                                                                             51,884,655         50,846,702

Deferred financing costs, net                                                 5,643,263          5,947,957
Goodwill, net                                                                89,889,059         90,415,806
Other assets                                                                  1,419,765          1,084,794
                                                                      --------------------------------------
Total assets                                                             $  204,928,540     $  196,336,028
                                                                      ======================================

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable and accrued expenses                                 $   28,152,507     $   21,229,049
   Current portion of long-term debt                                         12,659,952         11,442,812
                                                                      --------------------------------------
Total current liabilities                                                $   40,812,459     $   32,671,861

Deferred income taxes                                                         6,407,469          6,071,206

Long-term debt, less current portion                                        138,369,714        141,104,851

Stockholder's equity:
   Common stock, $.01 par value; 10,000 shares authorized;
     1,000 shares issued and outstanding                                             10                 10
   Additional paid-in capital                                                86,590,249         88,446,216
   Less stock notes receivable                                               (2,354,700)        (2,341,000)
   Predecessor basis adjustment                                             (11,031,662)       (11,031,662)
   Accumulated other comprehensive loss - foreign currency
     translation adjustment                                                     (37,346)          (549,888)
   Retained earnings (deficit)                                              (53,827,653)       (58,035,566)
                                                                      --------------------------------------
Total stockholder's equity                                                   19,338,898         16,488,110
                                                                      --------------------------------------
Total liabilities and stockholder's equity                               $  204,928,540     $  196,336,028
                                                                      ======================================

Note: The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              Omega Cabinets, Ltd.

             Condensed Consolidated Statements of Income (Unaudited)

                                                                              Three months ended
                                                                         March 31             April 1
                                                                           2001                2000
                                                                    ----------------------------------------
Net sales                                                             $   77,186,015      $   73,442,894
Cost of goods sold                                                        55,618,211          54,262,490
                                                                    ----------------------------------------
Gross profit                                                          $   21,567,804      $   19,180,404

Selling, general and administrative expenses                               9,168,718           8,973,347
Amortization of goodwill                                                     633,777             647,050
                                                                    ----------------------------------------
Operating income                                                          11,765,309           9,560,007

Interest expense                                                           3,929,985           4,399,913
Foreign currency transaction losses                                          829,996             117,201
                                                                    ----------------------------------------
Income before income taxes                                                 7,005,328           5,042,893

Income tax expense                                                         2,793,205           1,976,641
                                                                    ----------------------------------------
Net income                                                            $    4,212,123      $    3,066,252
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

2. Inventories

Inventories consist of the following:
                                            March 31          December 30
                                              2001               2000
                                         -----------------------------------

   Raw materials                           $  8,348,650         $  7,510,552
   Work-in-process                            7,246,455            6,720,423
   Finished goods                             3,841,963            3,374,389
                                         -----------------------------------
                                           $ 19,437,068         $ 17,605,364
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

                                                  The            Kitchen
                                               Company*           Craft       Eliminations    Consolidated
                                              ------------------------------------------------------------

                                      Condensed Consolidating Balance Sheet
                                             March 31, 2001
   Current assets:
     Cash                                     $     787         $  1,644      $        -      $    2,431
     Accounts receivable                         19,871            9,695               -          29,566
     Inventories                                 14,382            5,055               -          19,437
     Other                                        3,295            1,362               -           4,657
                                            ------------------------------------------------------------
   Total current assets                       $  38,335         $ 17,756               -      $   56,091
   Property, plant and equipment, net            36,163           15,722               -          51,885
   Goodwill, net                                 48,726           41,163               -          89,889
   Other noncurrent assets                       40,828              511         (34,275)          7,064
                                            ------------------------------------------------------------
   Total assets                               $ 164,052         $ 75,152      $  (34,275)     $  204,929
                                            ============================================================

   Current liabilities:
     Accounts payable and accrued expenses
                                              $  21,299         $  8,154      $   (1,301)     $   28,152
     Current portion of long-term debt            8,574            4,086               -          12,660
                                            ------------------------------------------------------------
   Total current liabilities                  $  29,873         $ 12,240          (1,301)     $   40,812
   Long-term debt, less current portion         131,103           26,670         (19,403)        138,370
   Other noncurrent liabilities                   4,921            1,487               -           6,408
   Total stockholder's equity (deficit)          (1,845)          34,755         (13,571)         19,339
                                            ------------------------------------------------------------
   Total liabilities and stockholder's
     equity (deficit)                         $ 164,052         $ 75,152      $  (34,275)     $  204,929
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


Dated:  May 16, 2001