Form 10-Q
period 2001-06-30
OMEGA CABINETS LTD
filed 2001-08-14
CIK 1043958

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


         (Mark One)

          [ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: June 30, 2001
                                                 -------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
             For the transition period from: ________ to ________

                       Commission file number: 333-37135
                                               ---------

                              Omega Cabinets, Ltd.
                             ----------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                       42-1423186
   ------------------------------                    ----------------------
   (State or other jurisdiction                        (I.R.S. Employer
   incorporation or organization)                    Identification Number)


                    1205 Peters Drive, Waterloo, Iowa 50703
                    ----------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 235-5700
                                 --------------
               Registrants telephone number, including area code)


                                 Not Applicable
                                 --------------
(Former name, former address and former fiscal year, if changed since last report)

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


                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On June 30, 2001, all of the voting stock of Omega Cabinets Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation. As of June 30, 2001, Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The following financial statements are presented herein:

   Condensed Consolidated Balance Sheets as of June 30, 2001
      and December 30, 2000

   Condensed Consolidated Statements of Income for the three months and six months ended June 30, 2001 and July 1, 2000

   Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2001 and July 1, 2000

   Notes to Condensed Consolidated Financial Statements

Omega Cabinets, Ltd.

Condensed Consolidated Balance Sheets



                                                                          June 30           December 30
                                                                            2001                2000
                                                                        (Unaudited)            (Note)
                                                                   ----------------------------------------
Assets
Current assets:
   Cash                                                               $    1,983,685     $    2,982,601
   Accounts receivable                                                    31,205,390         22,921,739
   Inventories (Note 2)                                                   18,796,688         17,605,364
   Other current assets                                                    4,570,976          4,531,065
                                                                   ----------------------------------------
Total current assets                                                      56,556,739         48,040,769

Property, plant and equipment                                             73,184,817         65,773,454
Less accumulated depreciation                                             17,079,370         14,926,752
                                                                   ----------------------------------------
                                                                          56,105,447         50,846,702

Deferred financing costs, net                                              5,365,182          5,947,957
Goodwill, net                                                             89,180,814         90,415,806
Other assets                                                               1,289,682          1,084,794
                                                                   ----------------------------------------
Total assets                                                            $208,497,864       $196,336,028
                                                                   ========================================

Liabilities and stockholder's equity
Current liabilities:
   Accounts payable and accrued expenses                               $  31,095,813      $  21,229,049
   Current portion of long-term debt                                       7,085,914         11,442,812
                                                                   ----------------------------------------
Total current liabilities                                                 38,181,727         32,671,861

Deferred income taxes                                                      6,846,891          6,071,206

Long-term debt, less current portion                                     137,302,246        141,104,851

Stockholder's equity:
   Common stock, $.01 par value; 10,000 shares authorized; 1,000
     shares issued and outstanding                                                10                 10
   Additional paid-in capital                                             86,852,686         88,446,216
   Less stock notes receivable                                            (2,522,986)        (2,341,000)
   Predecessor basis adjustment                                          (11,031,662)       (11,031,662)
   Accumulated other comprehensive loss - foreign currency
     translation adjustment                                                 (309,327)          (549,888)
   Retained earnings (deficit)                                           (46,821,721)       (58,035,566)
                                                                   ----------------------------------------
Total stockholder's equity                                                26,167,000         16,488,110
                                                                   ----------------------------------------
Total liabilities and stockholder's equity                              $208,497,864       $196,336,028
                                                                   ========================================



Note: The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

Omega Cabinets, Ltd.

Condensed Consolidated Statements of Income (Unaudited)



                                          Three Months Ended                       Six Months Ended
                                       June 30            July 1              June 30            July 1
                                         2001              2000                 2001              2000
                                  ------------------------------------  ------------------------------------

Net sales                             $83,681,702       $79,690,910         $160,867,717      $153,133,804
Cost of goods sold                     58,339,504        57,591,899          113,957,715       111,854,389
                                  ------------------------------------  ------------------------------------
Gross profit                           25,342,198        22,099,011           46,910,002        41,279,415

Selling, general and
   adminis-trative expenses             9,673,856        11,767,986           18,842,574        20,741,333
   (Note 3)
Amortization of goodwill                  630,594           641,891            1,264,371         1,288,941
                                  ------------------------------------  ------------------------------------
Operating income                       15,037,748         9,689,134           26,803,057        19,249,141

Interest expense                        3,874,884         4,453,162            7,804,869         8,853,075
Foreign currency transaction
   (gains) losses                        (521,731)          396,464              308,265           513,665
                                  ------------------------------------  ------------------------------------
Income before income taxes             11,684,595         4,839,508           18,689,923         9,882,401

Income tax expense                      4,682,768         1,918,326            7,475,973         3,894,967
                                  ------------------------------------  ------------------------------------
Net income                           $  7,001,827      $  2,921,182        $  11,213,950    $    5,987,434
                                  ====================================  ====================================



See accompanying notes.

Omega Cabinets, Ltd.

Condensed Consolidated Statements of Cash Flows (Unaudited)


                                                                                Six Months Ended
                                                                         ------------------------------
                                                                          June 30              July 1
                                                                            2001                2000
                                                                         ------------------------------
Operating activities
Net income                                                               $11,213,950         $5,987,434
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                         5,024,649          3,907,867
     Loss on write-off of fixed assets                                             -          2,371,975
     Noncash interest income on stock notes receivable                       (34,215)           (68,963)
     Deferred income taxes                                                   800,000            791,250
     Changes in operating assets and liabilities:
       Accounts receivable                                                (8,426,060)        (9,396,859)
       Inventories                                                        (1,268,690)           110,854
       Other assets                                                         (265,303)          (471,046)
       Accounts payable, accrued expenses and other liabilities
                                                                           9,981,457          3,048,891
                                                                    ---------------------------------------
Net cash provided by operating activities                                 17,025,788          6,281,403

Investing activities
Purchases of property, plant and equipment                                (8,670,187)        (5,515,271)
                                                                    ---------------------------------------
Net cash used in investing activities                                     (8,670,187)        (5,515,271)

Financing activities
Payments of long-term debt                                               (12,845,334)        (7,413,084)
Proceeds from long-term debt                                               5,220,273          5,466,044
Capital contributions by parent                                              126,130            122,806
Payment to parent to redeem common stock and
   options at parent level                                                (1,898,945)           (81,135)
Proceeds from stock notes receivable                                          31,529                  -
                                                                    ---------------------------------------
Net cash used in financing activities                                     (9,366,347)        (1,905,369)

Effect of foreign exchange rate changes on cash                               11,830              8,879
                                                                    ---------------------------------------
Net decrease in cash                                                        (998,916)        (1,130,358)

Cash at beginning of period                                                2,982,601          2,234,669
                                                                    ---------------------------------------
Cash at end of period                                                   $  1,983,685         $1,104,311
                                                                    =======================================



See accompanying notes.

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001

1. Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the full 2001 fiscal year. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 30, 2000.

2. Inventories

Inventories consist of the following:

                                             June 30            December 30
                                              2001                 2000
                                       --------------------------------------

   Raw materials                          $  7,916,248        $  7,510,552
   Work-in-process                           7,066,058           6,720,423
   Finished goods                            3,814,382           3,374,389
                                       --------------------------------------
                                           $18,796,688         $17,605,364
                                       ======================================

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001


3. Write-off of Fixed Assets

In June 2000, the Company terminated implementation of a new enterprise resource and planning (ERP) system. The Company charged approximately $2.4 million to selling, general, and administrative expense in the second quarter of fiscal 2000 related to the terminated implementation.

4. Comprehensive Income

Comprehensive income was $6,729,846 and $3,339,972 for the three months ended June 30, 2001 and July 1, 2000, respectively, and $11,454,511 and $6,527,533 for the six months ended June 30, 2001 and July 1, 2000, respectively.

5. Guarantor and Non-guarantor Subsidiaries

The Company's $100 million senior subordinated notes are fully and unconditionally guaranteed by Panther Transport, Inc. (Panther), a wholly owned subsidiary of the Company. Separate financial statements or summarized financial information for Panther have not been presented since its operations are inconsequential and its accounts and transactions represent less than 1% of each of the consolidated total assets, liabilities, equity, net sales, operating income, and net income of the Company. Management believes that the separate financial statements and summarized financial information of Panther are not material to investors.

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001

5. Guarantor and Non-guarantor Subsidiaries (continued)

The Company also has two wholly owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft of Canada, Ltd. (Kitchen Craft) business. Set forth below are consolidating condensed financial statements as of June 30, 2001 and for the three and six months ended June 30, 2001 and July 1, 2000, which separately reflect Kitchen Craft (amounts in thousands):



                                                  The           Kitchen
                                                Company*         Craft      Eliminations     Consolidated
                                            ---------------------------------------------------------------
Condensed Consolidating Balance Sheet
June 30, 2001
   Current assets:
     Cash                                    $         59     $  1,925    $          -      $    1,984
     Accounts receivable                           20,190       11,015               -          31,205
     Inventories                                   13,566        5,231               -          18,797
     Other                                          3,807          764               -           4,571
                                            ---------------------------------------------------------------
   Total current assets                            37,622       18,935               -          56,557
   Property, plant and equipment, net              36,520       19,585               -          56,105
   Goodwill, net                                   48,363       40,818               -          89,181
   Other noncurrent assets                         42,525          300         (36,170)          6,655
                                            ---------------------------------------------------------------
   Total assets                                  $165,030      $79,638        $(36,170)       $208,498
                                            ===============================================================

   Current liabilities:
     Accounts payable and accrued expenses      $  22,403      $11,889       $  (3,196)      $  31,096
     Current portion of long-term debt              5,577        1,509               -           7,086
                                            ---------------------------------------------------------------
   Total current liabilities                       27,980       13,398          (3,196)         38,182
   Long-term debt, less current portion           130,184       26,521         (19,403)        137,302
   Other noncurrent liabilities                     5,321        1,526               -           6,847
   Total stockholder's equity                       1,545       38,193         (13,571)         26,167
                                            ---------------------------------------------------------------
   Total liabilities and stockholder's
     equity                                      $165,030      $79,638        $(36,170)       $208,498
                                            ===============================================================

   *Includes Panther which is inconsequential as described above.

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001


5. Guarantor and Non-guarantor Subsidiaries (continued)


                                                 The            Kitchen
                                                Company          Craft      Eliminations      Consolidated
                                            ---------------------------------------------------------------

Condensed Consolidating Statement of Income
Three Months Ended June 30, 2001

   Net sales                                   $  55,357        $28,325        $  -             $83,682
   Cost of goods sold                             39,784         18,556           -              58,340
                                            ---------------------------------------------------------------
   Gross profit                                   15,573          9,769           -              25,342
   Selling, general and administrative
     expenses                                      6,738          3,566           -              10,304
   Interest expense                                3,346            529           -               3,875
   Foreign currency transaction gains                  -           (522)          -                (522)
                                            ---------------------------------------------------------------
   Income before income taxes                      5,489          6,196           -              11,685
   Income tax expense                              2,197          2,486           -               4,683
                                            ---------------------------------------------------------------
   Net income                                   $  3,292       $  3,710        $  -            $  7,002
                                            ===============================================================

Condensed Consolidating Statement of Income
Three Months Ended July 1, 2000

   Net sales                                     $52,766        $26,925        $  -             $79,691
   Cost of goods sold                             40,020         17,572           -              57,592
                                            ---------------------------------------------------------------
   Gross profit                                   12,746          9,353           -              22,099
   Selling, general and administrative
     expenses                                      8,713          3,697           -              12,410
   Interest expense                                3,644            809           -               4,453
   Foreign currency transaction losses                 -            397           -                 397
                                            ---------------------------------------------------------------
   Income before income taxes                        389          4,450           -               4,839
   Income tax expense                                141          1,777           -               1,918
                                            ---------------------------------------------------------------
   Net income                                  $     248       $  2,673        $  -            $  2,921
                                            ===============================================================

Condensed Consolidating Statement of Income
Six Months Ended June 30, 2001

   Net sales                                    $106,690        $54,178        $  -            $160,868
   Cost of goods sold                             77,855         36,103           -             113,958
                                            ---------------------------------------------------------------
   Gross profit                                   28,835         18,075           -              46,910
   Selling, general and administrative
     expenses                                     13,148          6,959           -              20,107
   Interest expense                                6,606          1,199           -               7,805
   Foreign currency transaction losses                 -            308           -                 308
                                            ---------------------------------------------------------------
   Income before income taxes                      9,081          9,609           -              18,690
   Income tax expense                              3,633          3,843           -               7,476
                                            ---------------------------------------------------------------
   Net income                                 $    5,448       $  5,766        $  -           $  11,214
                                            ===============================================================

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001

5. Guarantor and Non-guarantor Subsidiaries (continued)



                                                     The           Kitchen
                                                   Company          Craft       Eliminations    Consolidated
                                               --------------------------------------------------------------

   Condensed Consolidating Statement of Income
Six Months Ended July 1, 2000

   Net sales                                       $102,880        $50,254         $  -          $153,134
   Cost of goods sold                                78,396         33,258            -           111,854
                                               --------------------------------------------------------------
   Gross profit                                      24,284         16,996            -            41,280
   Selling, general and administrative               14,911          7,120            -            22,031
     expenses
   Interest expense                                   7,234          1,619            -             8,853
   Foreign currency transaction losses                    -            514            -               514
                                               --------------------------------------------------------------
   Income before income taxes                         2,139          7,743            -             9,882
   Income tax expense                                   798          3,097            -             3,895
                                               --------------------------------------------------------------
   Net income                                    $    1,341       $  4,646         $  -        $    5,987
                                               ==============================================================

   Condensed Consolidating Statement of Cash Flows
Six Months Ended June 30, 2001

   Operating activities:
     Net cash provided by operating activities      $10,415         $6,611         $  -           $17,026

   Investing activities - purchase of
     property, plant and equipment                   (3,879)        (4,791)           -            (8,670)

   Financing activities:
     Proceeds from long-term debt                     5,220              -            -             5,220
     Redemptions of stock, net of capital
       contributions                                 (1,774)             -            -            (1,774)
     Proceeds from stock notes receivable                32              -            -                32
     Intercompany funding                               793           (793)           -                 -
     Payments of long-term debt                     (11,763)        (1,082)           -           (12,845)
                                               --------------------------------------------------------------
   Net cash used in financing activities             (7,492)        (1,875)           -            (9,367)
   Effect of foreign exchange                             -             12            -                12
                                               --------------------------------------------------------------
   Net decrease in cash                                (956)           (43)           -              (999)

   Cash at beginning of period                        1,015          1,968            -             2,983
                                               --------------------------------------------------------------
   Cash at end of period                         $       59         $1,925         $  -          $  1,984
                                               ==============================================================


                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001

5. Guarantor and Non-guarantor Subsidiaries (continued)



                                                     The           Kitchen
                                                   Company          Craft       Eliminations    Consolidated
                                               --------------------------------------------------------------

   Condensed Consolidating Statement of Cash Flows
Six Months Ended July 1, 2000

   Operating activities:
     Net cash provided by operating activities     $  4,228       $  2,053          $ -        $    6,281

   Investing activities - purchase of
     property, plant and equipment                   (3,642)        (1,873)           -            (5,515)

   Financing activities:
     Proceeds from long-term debt                         -          5,466            -             5,466
     Capital contributions, net of redemptions           41              -            -                41
     Intercompany funding                             4,944         (4,944)           -                 -
     Payments of long-term debt                      (6,691)          (721)           -            (7,412)
                                               --------------------------------------------------------------
   Net cash used in financing activities             (1,706)          (199)                        (1,905)
   Effect of foreign exchange                             -              8            -                 8
                                               --------------------------------------------------------------
   Net decrease in cash                              (1,120)           (11)                        (1,131)

   Cash at beginning of period                        1,496            739            -             2,235
                                               --------------------------------------------------------------
   Cash at end of period                          $     376      $     728          $ -        $    1,104
                                               ==============================================================


                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended June 30, 2001 and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the year ending December 30, 2000.

Results of Operations

Net Sales for the three months ended June 30, 2001 ("second quarter 2001") were $83.7 million compared to $79.7 million for the three months ended July 1, 2000 ("second quarter 2000"), an increase of 5.0%. For the first six months of 2001 ("first half 2001"), net sales were $160.9 million compared to $153.1 million for the first six months of 2000 ("first half 2000"), an increase of 5.1%. The increase in net sales in the second quarter and first half of 2001 was primarily attributable to strong new home construction and the impact of new products partly offset by discontinued low-margin product lines and accounts. Net sales for the Kitchen Craft division were $28.3 million in the second quarter 2001 compared with $26.9 million for second quarter 2000, a 5.2% increase. First half 2001 net sales for Kitchen Craft were $54.2 million, an increase of 7.8% compared with first half 2000 driven primarily by strong orders in the U.S. market. Net sales for the Omega lines (custom and semi-custom cabinetry and bath vanities) were $26.4 million in the second quarter 2001 compared with $25.3 million for second quarter 2000, a 4.6% increase. First half 2001 net sales for the Omega lines were $51.8 million, an increase of 5.4% compared with first half 2000. Sales for the first half 2001 increased 8% for Omega's semi-custom and bath products driven by new products and selling locations while custom sales declined 5% driven by a weak remodeling market. Net sales for HomeCrest's stock product lines were $29.0 million in the second quarter 2001 compared with $27.5 million for second quarter 2000, a 5.2% increase. First half 2001 net sales for the HomeCrest lines were $54.9 million, an increase of 2.2% compared with first half 2000, primarily due to new products and selling locations.

Gross Profit for second quarter 2001 was $25.3 million compared to $22.1 million for the second quarter 2000, an increase of 14.7%. As a percentage of net sales, gross profit increased to 30.3% in the second quarter 2001 from 27.7% in second quarter 2000. For the first half 2001, gross profit was $46.9 million compared to $41.3 million for the first half 2000, an increase of 13.6%. This increase was driven primarily by improved factory execution at every division and the impact of various capital and Company-wide cost reduction projects.

Selling, General and Administrative Expenses for the second quarter 2001 were $9.7 million compared to $11.8 million for the second quarter 2000, a decrease of 17.8%. As a percentage of net sales, selling, general and administrative expenses were 11.6% for the second quarter 2001 compared to 14.8% for the second quarter 2000. Second quarter 2000 included a non-recurring charge of $2.4 million related to the failed implementation of a Baan enterprise resource and planning system. Excluding this charge, selling, general and administrative expenses for second quarter 2001 increased 3.0% as compared to second quarter 2000. For the first half 2001, expenses were $18.8 million compared to $20.7 million for the first half 2000, a decrease of 9.2%. Excluding the non-recurring software charge, expenses for the first half 2001 increased

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001


2.6% compared to the first half 2000. Excluding the non-recurring charge, as a percentage of net sales, expenses were 11.7% for the first half 2001 compared to 12.0% for the first half 2000.

Interest Expense for second quarter 2001 was $3.9 million compared to $4.5 million for second quarter 2000, a 13.0% decrease driven by lower average borrowings and interest rates. For the first half 2001, interest expense was $7.8 million compared to $8.9 million for the first half 2000, a decrease of 11.8%.

Income Taxes for second quarter 2001 were $4.7 million, compared to $1.9 million for the second quarter 2000. Second quarter 2001 reflected a normalized tax rate of 40.1% compared to 39.6% in second quarter 2000 resulting from a higher effective state tax rate for the U.S. divisions. First half 2001 income taxes were $7.5 million, compared to $3.9 million for the first half 2000. First half 2001 reflected a normalized tax rate of 40.0%, compared with 39.4% for the first half 2000.

Net Income for second quarter 2001 was $7.0 million compared to $2.9 million for the second quarter 2000, a 139.7% increase resulting from the factors discussed above. For the first half of 2001, net income was $11.2 million, compared to $6.0 million for the first half of 2000.

     To provide more insight into the underlying performance of the consolidated group, a summary for second quarter 2001, second quarter 2000, the twelve months ended June 30, 2001 and the twelve months ended July 1, 2000 are shown below:

                                            Second Quarter                                  Twelve Months Ended
                                        ---------------------                             -----------------------
                                        2001             2000            Increase         6/30/01          7/1/00
                                        ----             ----            --------         -------          ------
($ in millions)
Net Sales:
Omega/HomeCrest                        $55.4            $52.8              4.9%           $204.1           $195.3
Kitchen Craft                           28.3             26.9              5.2%            107.8             96.8
                                        ----             ----              ----            -----             ----
Consolidated                           $83.7            $79.7              5.0%           $311.9           $292.0

Adjusted EBITDA (1):
Omega/HomeCrest                        $10.3            $ 7.7             33.6%           $ 35.9           $ 28.3
Kitchen Craft                            6.8              6.2              9.8%             25.2             22.5
                                        ----             ----              ----            -----             ----
Consolidated                           $17.1            $13.9             23.0%           $ 61.1           $ 50.8

Adjusted EBITDA Margin (2):
Omega/HomeCrest                        18.5%            14.6%                               17.6%            14.5%
Kitchen Craft                          24.1%            23.0%                               23.3%            23.3%
Consolidated                           20.4%            17.4%                               19.6%            17.4%


________

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001


(1) Adjusted EBITDA represents EBITDA, as defined below, adjusted for certain unusual, one-time or nonrecurring expenses. During second quarter 2001, the net adjustment to EBITDA was $0.2 million. During second quarter 2000, the net adjustment to EBITDA was $2.7 million related primarily to a write-off of capitalized software costs. EBITDA represents income from operations before interest expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock option and warrant expense and certain unusual or nonrecurring expenses. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchase of property and equipment, (ii) is not measure of performance calculated in accordance with generally accepted accounting principles, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

(2) Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales.

Liquidity and Capital Resources

     The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

     Net cash provided by operating activities for the first half 2001 was $17.0 million compared to $6.3 million for first half 2000. The increase of $10.7 million was driven primarily by $5.2 million higher net income and stable operating assets and liabilities compared with a $6.7 million increase in operating assets and liabilities during first half 2000.

     The Company used cash in investing activities of $8.7 million for first half 2001 compared to $5.5 million for first half 2000, an increase of $3.2 million. Major capital expenditures for first half 2001 included a 200,000 square foot capacity expansion project at Kitchen Craft's Winnipeg facility and productivity projects at HomeCrest's Goshen, IN facility.

     Cash used in financing activities was $9.4 million for first half 2001 compared to cash used in financing activities of $1.9 million for first half 2000. This change of $7.5 million was due to $5.7 million related to lower borrowings and $1.8 million for various stockholder equity redemptions

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001


     The Company's ability to make scheduled payments of principal of, or to pay the interest or premium, if any, on, or to refinance, its indebtedness, or to fund planned capital expenditures will depend on its future performance, which, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond its control. Based upon the current level of operations, management believes that cash flow from operations and available cash, together with available borrowings under its bank loans, will be adequate to meet the Company's anticipated future requirements for working capital, budgeted capital expenditures and scheduled payments of principal and interest on its indebtedness for the next several years. There can be no assurance that the Company's business will generate sufficient cash flow from operations or that future borrowing will be available under its bank loans in an amount sufficient to enable the Company to service its indebtedness or make anticipated capital expenditures.

     At June 30, 2001, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $35.8 million term note facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $13.1 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

     As of June 30, 2001, the Company had no borrowings under the U.S. or Canadian Revolving Facilities. In addition, the Company had cash of $2.0 million that was available to further reduce long-term debt. The U.S. Term Facility requires quarterly principal payments that began in April 1999 at $1.0 million per quarter and increase at each September anniversary. Subsequent payments will be approximately $1.4 million and $1.7 million per quarter during the four quarter periods beginning September 2001 and 2002, respectively, with $2.0 million payments due the last two quarters in 2003. Finally, four equal quarterly payments of $4.9 million will occur during 2004 with the term loan fully amortized on December 31, 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. As a result of this requirement, a $4.1 million excess cash flow payment was completed during March 2001. The Canadian Term Facility requires quarterly payments that began in April 1999 at approximately (Cdn) $0.4 million per quarter and increase at each anniversary. Subsequent payments will be approximately (Cdn) $0.5 million, (Cdn) $0.6 million, (Cdn) $0.7 million and (Cdn) $1.8 million per quarter during 2001, 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.

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

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001


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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

     The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of June 30, 2001, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by scheduled maturity dates (in thousands):

                                                 Variable Rate (a)     Fixed Rate (b)

     Maturing in:
             2001                                     $ 3,411                  --
             2002                                       7,659                  --
             2003                                       9,290                  --
             2004                                      24,028                  --
             Thereafter                                    --             100,000
                                                      -------            --------
             Total                                    $44,388            $100,000
                                                      =======            ========
     Fair value at June 30, 2001                      $44,388            $103,000


(a) $16.4 million at LIBOR plus 1.25%, $19.4 million at LIBOR plus 1.50% and $8.6 million at Canadian BA rate plus 1.50%, (7.19% weighted average at June 30, 2001).

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

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                  June 30, 2001

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


                                OMEGA CABINETS, LTD.


                                By: /s/ JOHN HORTON
                                   ---------------------------
                                Name:  John S. Horton
                                Title: Chief Financial Officer
                                          (Authorized signatory and principal
                                          financial officer)


Dated:  August 10, 2001