Form 10-Q
period 2001-09-29
OMEGA CABINETS LTD
filed 2001-11-09
CIK 1043958

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


          (Mark One)

          [ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended: September 29, 2001
            ---------------------------------------------------------
                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the transition period from: _______ to

                        Commission file number: 333-37135
                                               ----------


                              Omega Cabinets, Ltd.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                    42-1423186
        ---------------------                        ---------------------
     (State or other jurisdiction                      (I.R.S. Employer
     incorporation or organization                   Identification Number)


                     1205 Peters Drive, Waterloo, Iowa 50703
     ----------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (319) 235-5700
              ----------------------------------------------------
               Registrants telephone number, including area code)


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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On September 29, 2001, all of the voting stock of Omega Cabinets Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation. As of September 29, 2001, Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS

The following financial statements are presented herein:

   Condensed Consolidated Balance Sheets as of September 29, 2001
      and December 30, 2000

   Condensed Consolidated Statements of Income for the three months and nine months ended September 29, 2001 and September 30, 2000

   Condensed Consolidated Statements of Cash Flows for the nine months ended
      September 29, 2001 and September 30, 2000

   Notes to Condensed Consolidated Financial Statements

                              Omega Cabinets, Ltd.

                      Condensed Consolidated Balance Sheets

                                                                      SEPTEMBER 29        DECEMBER 30
                                                                          2001                2000
                                                                       (UNAUDITED)           (NOTE)
                                                                   ----------------------------------------
ASSETS
Current assets:
   Cash                                                                 $  4,248,279       $  2,982,601
   Accounts receivable                                                    31,562,766         22,921,739
   Inventories (Note 2)                                                   18,349,350         17,605,364
   Other current assets                                                    4,700,813          4,531,065
                                                                   ----------------------------------------
Total current assets                                                    $ 58,861,208         48,040,769

Property, plant and equipment                                             75,503,130         65,773,454
Less accumulated depreciation                                             18,133,974         14,926,752
                                                                   ----------------------------------------
                                                                          57,369,156         50,846,702

Deferred financing costs, net                                              5,067,512          5,947,957
Goodwill, net                                                             88,643,881         90,415,806
Other assets                                                               1,661,805          1,084,794
                                                                   ----------------------------------------
Total assets                                                            $211,603,562       $196,336,028
                                                                   ========================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                $ 34,381,426       $ 21,229,049
   Current portion of long-term debt                                       6,409,654         11,442,812
                                                                   ----------------------------------------
Total current liabilities                                               $ 40,791,080         32,671,861

Deferred income taxes                                                      7,195,509          6,071,206

Long-term debt, less current portion                                     131,020,501        141,104,851

Stockholder's equity:
   Common stock, $.01 par value; 10,000 shares authorized; 1,000
     shares issued and outstanding                                                10                 10
   Additional paid-in capital                                             86,852,686         88,446,216
   Less stock notes receivable                                            (2,591,986)        (2,341,000)
   Predecessor basis adjustment                                          (11,031,662)       (11,031,662)
   Accumulated other comprehensive loss - foreign currency
     translation adjustment                                                 (159,081)          (549,888)
   Retained earnings (deficit)                                           (40,473,495)       (58,035,566)
                                                                   ----------------------------------------
Total stockholder's equity                                                32,596,472         16,488,110
                                                                   ----------------------------------------
Total liabilities and stockholder's equity                              $211,603,562       $196,336,028
                                                                   ========================================

Note: The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              Omega Cabinets, Ltd.

             Condensed Consolidated Statements of Income (Unaudited)

                                          THREE MONTHS ENDED                     NINE MONTHS ENDED
                                    SEPTEMBER 29      SEPTEMBER 30         SEPTEMBER 29     SEPTEMBER 30
                                         2001             2000                 2001            2000
                                  ------------------------------------ ------------------------------------
Net sales                            $ 85,159,815     $ 79,015,534         $246,027,532     $232,149,338
Cost of goods sold                     60,306,034       55,226,896          174,263,749      167,081,285
                                  ------------------------------------ ------------------------------------
Gross profit                         $ 24,853,781     $ 23,788,638         $ 71,763,783     $ 65,068,053

Selling, general and
   administrative expenses              9,479,131        9,345,813           28,321,705       30,087,146
Amortization of goodwill                  630,825          641,751            1,895,196        1,930,692
                                  ------------------------------------ ------------------------------------
Operating income                       14,743,825       13,801,074           41,546,882       33,050,215

Interest expense                        3,656,419        4,351,046           11,461,288       13,204,121
Foreign currency transaction
   losses                                 580,859          296,852              889,124          810,517
                                  ------------------------------------ ------------------------------------
Income before income taxes             10,506,547        9,153,176           29,196,470       19,035,577

Income tax expense                      4,160,324        3,586,172           11,636,297        7,481,139
                                  ------------------------------------ ------------------------------------
Net income                           $  6,346,223     $  5,567,004         $ 17,560,173     $ 11,554,438
                                  ==================================== ====================================

See accompanying notes.

                              Omega Cabinets, Ltd.

           Condensed Consolidated Statements of Cash Flows (Unaudited)

                                                                              NINE MONTHS ENDED
                                                                       SEPTEMBER 29       SEPTEMBER 30
                                                                           2001               2000
                                                                    ---------------------------------------
OPERATING ACTIVITIES
Net income                                                              $ 17,560,173       $ 11,554,438
Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation and amortization                                         6,383,287          5,924,275
     Loss on disposal of fixed assets (Note 3)                                     -          2,468,546
     Noncash interest income on stock notes receivable                      (103,215)           (85,002)
     Deferred income taxes                                                 1,200,000          1,191,344
     Changes in operating assets and liabilities:
       Accounts receivable                                                (9,163,164)        (9,633,915)
       Inventories                                                        (1,003,879)          (547,515)
       Other assets                                                         (795,131)          (116,019)
       Accounts payable, accrued expenses and other liabilities
                                                                          13,586,560          7,501,556
                                                                    ---------------------------------------
Net cash provided by operating activities                                 27,664,631         18,257,708

INVESTING ACTIVITIES
Purchases of property, plant and equipment                               (11,033,599)        (7,921,528)
                                                                    ---------------------------------------
Net cash used in investing activities                                    (11,033,599)        (7,921,528)

FINANCING ACTIVITIES
Payments of long-term debt                                               (19,074,073)        (9,739,744)
Proceeds from long-term debt                                               5,498,018                  -
Capital contributions by parent                                              126,130            132,805
Payment to parent to redeem common stock and
   options at parent level                                                (1,898,945)           (81,135)
Proceeds from stock notes  receivable                                         31,529                  -
                                                                    ---------------------------------------
Net cash used in financing activities                                    (15,317,341)        (9,688,074)

Effect of foreign exchange rate changes on cash                              (48,013)           (70,833)
                                                                    ---------------------------------------
Net increase in cash                                                       1,265,678            577,273

Cash at beginning of period                                                2,982,601          2,234,669
                                                                    ---------------------------------------
Cash at end of period                                                   $  4,248,279       $  2,811,942
                                                                    =======================================


See accompanying notes.

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                               September 29, 2001

1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 29, 2001 and September 30, 2000 are not necessarily indicative of the results that may be expected for the full 2001 fiscal year. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 30, 2000.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company will apply the new rules beginning in the first quarter of 2002. Applying the nonamortization provisions of the Statements will result in an increase in pretax income to the extent of goodwill amortization which is no longer recorded. The Company's historical amortization expense was approximately $2.6 million in fiscal year 2000 and $1.9 million in the nine months ended September 29, 2001. During 2002, the Company will perform the first of the required impairment tests of goodwill and has not yet determined what the effect, if any, will be on the earnings or financial position of the Company.

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                               September 29, 2001



2. INVENTORIES

Inventories consist of the following:

                                                                       SEPTEMBER 29        DECEMBER 30
                                                                           2001               2000
                                                                   ----------------------------------------

   Raw materials                                                         $ 7,869,104         $ 7,510,552
   Work-in-process                                                         6,398,835           6,720,423
   Finished goods                                                          4,081,411           3,374,389
                                                                   ----------------------------------------
                                                                         $18,349,350         $17,605,364
                                                                   ========================================

3. WRITE-OFF OF FIXED ASSETS

In June 2000, the Company terminated implementation of a new enterprise resource and planning (ERP) system. The Company charged approximately $2.4 million to selling, general, and administrative expense in the second quarter of fiscal 2000 related to the terminated implementation.

4. COMPREHENSIVE INCOME

Comprehensive income was $6,496,469 and $5,801,237 for the three months ended September 29, 2001 and September 30, 2000, respectively, and $17,950,980 and $12,328,770 for the nine months ended September 29, 2001 and September 30, 2000, respectively.

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

                               September 29, 2001


5. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

The Company also has two wholly owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft of Canada, Ltd. (Kitchen Craft) business. Set forth below are consolidating condensed financial statements as of September 29, 2001 and for the three and nine months ended September 29, 2001 and September 30, 2000, which separately reflect Kitchen Craft (amounts in thousands):

                                                 THE           KITCHEN
                                               COMPANY*         CRAFT       ELIMINATIONS    CONSOLIDATED
                                            ---------------------------------------------------------------

                                        CONDENSED CONSOLIDATING BALANCE SHEET
                                                  SEPTEMBER 29, 2001
   Current assets:
     Cash                                       $     945     $   3,303      $       -      $    4,248
     Accounts receivable                           20,464        11,099              -          31,563
     Inventories                                   13,044         5,305              -          18,349
     Other                                          3,924           777              -           4,701
                                            ---------------------------------------------------------------
   Total current assets                            38,377        20,484              -          58,861
   Property, plant and equipment, net              38,053        19,316              -          57,369
   Goodwill, net                                   47,999        40,645              -          88,644
   Other noncurrent assets                         41,397           262        (34,930)          6,729
                                            ---------------------------------------------------------------
   Total assets                                 $ 165,826     $  80,707      $ (34,930)     $  211,603
                                            ===============================================================

   Current liabilities:
     Accounts payable and accrued expenses      $  24,939     $  13,673      $  (4,231)     $   34,381
     Current portion of long-term debt              5,169         1,241              -           6,410
                                            ---------------------------------------------------------------
   Total current liabilities                       30,108        14,914         (4,231)         40,791
   Long-term debt, less current portion           125,168        22,980        (17,128)        131,020
   Other noncurrent liabilities                     5,721         1,475              -           7,196
   Total stockholder's equity (deficit)             4,829        41,338        (13,571)         32,596
                                            ---------------------------------------------------------------
   Total liabilities and stockholder's
     equity (deficit)                           $ 165,826     $  80,707      $ (34,930)     $  211,603
                                            ===============================================================

   *Includes Panther which is inconsequential as described above.

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                               September 29, 2001


5. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                  THE          KITCHEN
                                                COMPANY         CRAFT       ELIMINATIONS    CONSOLIDATED
                                            ---------------------------------------------------------------

                               CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                  THREE MONTHS ENDED SEPTEMBER 29, 2001
   Net sales                                     $55,377        $29,783        $  -             $85,160
   Cost of goods sold                             40,148         20,158           -              60,306
                                            ---------------------------------------------------------------
   Gross profit                                   15,229          9,625           -              24,854
   Selling, general and administrative
     expenses                                      6,439          3,671           -              10,110
   Interest expense                                3,259            397           -               3,656
   Foreign currency transaction gains                  -            582           -                 582
                                            ---------------------------------------------------------------
   Income before income taxes                      5,531          4,975           -              10,506
   Income tax expense                              2,178          1,982           -               4,160
                                            ---------------------------------------------------------------
   Net income                                    $ 3,353        $ 2,993        $  -             $ 6,346
                                            ===============================================================

                               CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                  THREE MONTHS ENDED SEPTEMBER 30, 2000

   Net sales                                     $51,378        $27,638        $  -            $79,016
   Cost of goods sold                             37,105         18,122           -             55,227
                                            ---------------------------------------------------------------
   Gross profit                                   14,273          9,516           -             23,789
   Selling, general and administrative
     expenses                                      6,381          3,607           -              9,988
   Interest expense                                3,475            876           -              4,351
   Foreign currency transaction losses                 -            297           -                297
                                            ---------------------------------------------------------------
   Income before income taxes                      4,417          4,736           -              9,153
   Income tax expense                              1,698          1,888           -              3,586
                                            ---------------------------------------------------------------
   Net income                                    $ 2,719        $ 2,848        $  -            $ 5,567
                                            ===============================================================

                               CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                  NINE MONTHS ENDED SEPTEMBER 29, 2001

   Net sales                                    $162,067        $83,961        $  -            $246,028
   Cost of goods sold                            118,003         56,261           -             174,264
                                            ---------------------------------------------------------------
   Gross profit                                   44,064         27,700           -              71,764
   Selling, general and administrative
     expenses                                     19,587         10,630           -              30,217
   Interest expense                                9,865          1,596           -              11,461
   Foreign currency transaction losses                 -            890           -                 890
                                            ---------------------------------------------------------------
   Income before income taxes                     14,612         14,584           -              29,196
   Income tax expense                              5,811          5,825           -              11,636
                                            ---------------------------------------------------------------
   Net income                                   $  8,801        $ 8,759        $  -            $ 17,560
                                            ===============================================================


                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                               September 29, 2001


5. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                     THE          KITCHEN
                                                   COMPANY         CRAFT      ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------

                               CONDENSED CONSOLIDATING STATEMENT OF INCOME
                                  NINE MONTHS ENDED SEPTEMBER 30, 2000

   Net sales                                       $154,258        $77,891         $  -          $232,149
   Cost of goods sold                               115,702         51,379            -           167,081
                                               --------------------------------------------------------------
   Gross profit                                      38,556         26,512            -            65,068
   Selling, general and administrative               21,292         10,726            -            32,018
     expenses
   Interest expense                                  10,708          2,496            -            13,204
   Foreign currency transaction losses                    -            811            -               811
                                               --------------------------------------------------------------
   Income before income taxes                         6,556         12,479            -            19,035
   Income tax expense                                 2,497          4,984            -             7,481
                                               --------------------------------------------------------------
   Net income                                      $  4,059        $ 7,495         $  -          $ 11,554
                                               ==============================================================

                               CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                    NINE MONTHS ENDED SEPTEMBER 29, 2001

   Operating activities - net cash provided
     by operating activities                       $ 17,067        $10,598         $  -          $ 27,665

   Investing activities - purchase of
     property, plant and equipment                   (5,461)        (5,573)           -           (11,034)

   Financing activities:
     Payments of long-term debt                     (17,465)        (1,609)           -           (19,074)
     Proceeds from long-term debt                     5,498              -            -             5,498
     Redemptions of stock, net of capital
       contributions                                 (1,774)             -            -            (1,774)
     Proceeds from stock notes receivable                32              -            -                32
     Intercompany funding                             2,033         (2,033)           -                 -
                                               --------------------------------------------------------------
   Net cash used in financing activities            (11,676)        (3,642)           -           (15,318)
   Effect of foreign exchange                             -            (48)           -               (48)
                                               --------------------------------------------------------------
   Net increase (decrease) in cash                      (70)         1,335            -             1,265

   Cash at beginning of period                        1,015          1,968            -             2,983
                                               --------------------------------------------------------------
   Cash at end of period                           $    945        $ 3,303         $  -          $  4,248
                                               ==============================================================


                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                               September 29, 2001


5. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)


                                                     THE          KITCHEN
                                                   COMPANY         CRAFT      ELIMINATIONS    CONSOLIDATED
                                               --------------------------------------------------------------

                                  CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
                                       NINE MONTHS ENDED SEPTEMBER 30, 2000

   Operating activities - net cash provided
     by operating activities                        $11,438        $ 6,820         $  -           $18,258

   Investing activities - purchase of
     property, plant and equipment                   (4,610)        (3,312)           -            (7,922)

   Financing activities:
     Capital contributions, net of redemptions           52              -            -                52
     Intercompany funding                             1,335         (1,335)           -                 -
     Payments of long-term debt                      (9,435)          (305)           -            (9,740)
                                               --------------------------------------------------------------
   Net cash used in financing activities             (8,048         (1,640)           -            (9,688)
   Effect of foreign exchange                             -            (71)           -               (71)
                                               --------------------------------------------------------------
   Net increase (decrease) in cash                   (1,220)         1,797            -               577

   Cash at beginning of period                        1,496            739            -             2,235
                                               --------------------------------------------------------------
   Cash at end of period                            $   276        $ 2,536         $  -           $ 2,812
                                               ==============================================================


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended September 29, 2001 and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the year ending December 30, 2000.

RESULTS OF OPERATIONS

NET SALES for the three months ended September 29, 2001 ("third quarter 2001") were $85.2 million compared to $79.0 million for the three months ended September 30, 2000 ("third quarter 2000"), an increase of 7.8%. For the first nine months of 2001, net sales were $246.0 million compared to $232.1 million for the first nine months of 2000, an increase of 6.0%. The increase in net sales in the third quarter and first nine months of 2001 was primarily attributable to strong new home construction and the impact of new products and selling locations partly offset by discontinued low-margin product lines and accounts. Net sales for the Kitchen Craft division were $29.8 million in the third quarter 2001 compared with $27.6 million for the third quarter 2000, a 7.8% increase. Net sales for the first nine months of 2001 for Kitchen Craft were $84.0 million, an increase of 7.8% compared with the first nine months of 2000 driven primarily by strong demand in the new home and multi-unit market. Net sales for the Omega lines (custom and semi-custom cabinetry and bath vanities) were

$26.1 million in the third quarter 2001 compared with $25.0 million for third quarter 2000, a 4.4% increase. Net sales for the first nine months of 2001 for the Omega lines were $77.9 million, an increase of 5.1% compared with the first nine months of 2000. Sales for the first nine months of 2001 increased 10% for Omega's semi-custom products and 6% for Omega's bath line driven by new products and selling locations. Omega's custom cabinetry sales declined 9% driven by soft demand in the luxury remodel market. Net sales for HomeCrest's stock product lines were $29.3 million in the third quarter 2001 compared with $26.4 million for the third quarter 2000, a 11.0% increase. Net sales for the first nine months of 2001 for the HomeCrest lines were $84.2 million, an increase of 5.1% compared with the first nine months of 2000. The increase in HomeCrest sales growth is primarily due to new products and selling locations as well as continued strength in the new home construction market.

GROSS PROFIT for third quarter 2001 was $24.9 million compared to $23.8 million for third quarter 2000, an increase of 4.5%. As a percentage of net sales, gross profit declined to 29.2% in third quarter 2001 from 30.1% in third quarter 2000. For the first nine months of 2001, gross profit was $71.8 million compared to $65.1 million for the first nine months of 2000, an increase of 10.3%. As a percentage of net sales, gross profit improved to 29.2% for the first nine months of 2001 from 28.0% for the first nine months of 2000. This improvement was driven primarily by improved factory execution at every division and the impact of various capital and Company-wide cost reduction projects.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES for the third quarter 2001 were $9.5 million compared to $9.3 million for the third quarter 2000, an increase of 1.4%. As a percentage of net sales, selling, general and administrative expenses were 11.1% for the third quarter 2001 compared to 11.8% for the third quarter 2000. For the first nine months of 2001, expenses were $28.3 million compared to $30.1 million for the first nine months of 2000, a decrease of 5.9%. The first nine months of 2000 included a non-recurring charge of $2.4 million related to a failed software implementation. Excluding this charge, expenses increased 2.3% compared to the first nine months of 2000 and as a percentage of net sales, expenses were 11.1% compared to 11.9% for the first nine months of 2000.

INTEREST EXPENSE for third quarter 2001 was $3.7 million compared to $4.4 million for third quarter 2000, a 16.0% decrease driven by lower average borrowings and interest rates. For the first nine months of 2001, interest expense was $11.5 million compared to $13.2 million for the first nine months of 2000, a decrease of 13.2%.

INCOME TAXES for third quarter 2001 were $4.2 million, compared to $3.6 million for third quarter 2000. Third quarter 2001 reflected a normalized tax rate of 39.6% compared to 39.2% in third quarter 2000 resulting from a higher effective state tax rate for the U.S. divisions. First nine months of 2001 income taxes were $11.6 million, compared to $7.5 million for the first nine months of 2000. First nine months of 2001 reflected a normalized tax rate of 39.9%, compared with 39.3% for the first nine months of 2000.

NET INCOME for third quarter 2001 was $6.3 million compared to $5.6 million for third quarter 2000, a 14.0% increase related to factors discussed above. For the first nine months of 2001, net income was $17.6 million, compared to $11.6 million for the first nine months of 2000, a 52.0% increase.

To provide more insight into the underlying performance of the consolidated group, a summary for third quarter 2001, third quarter 2000, the twelve months ended September 29, 2001 and the twelve months ended September 30, 2000 are shown below:


                                            Third Quarter                                Twelve Months Ended
                                            -------------                                -------------------
                                        2001             2000          Increase        9/29/01         9/30/00
                                        ----             ----          --------        -------         -------
($ in millions)
Net Sales:
Omega/HomeCrest                        $55.4            $51.4            7.8%           $208.1           $197.5
Kitchen Craft                           29.8             27.6            7.8%            109.9            101.0
                                       -----           ------                            -----         --------
Consolidated                           $85.2            $79.0            7.8%           $318.1           $298.5

Adjusted EBITDA (1):
Omega/HomeCrest                        $10.1            $ 9.4            6.8%           $ 36.5           $ 29.5
Kitchen Craft                            6.6              6.5            2.3%             25.3             22.9
                                       -----           ------                            -----         --------
Consolidated                           $16.7            $15.9            5.0%           $ 61.8           $ 52.5

Adjusted EBITDA Margin (2):
Omega/HomeCrest                         18.2%            18.3%                            17.6%           14.9%
Kitchen Craft                           22.3%            23.5%                            23.0%           22.7%
Consolidated                            19.6%            20.1%                            19.4%           17.6%


--------

(1) Adjusted EBITDA represents EBITDA, as defined below, adjusted for certain unusual, one-time or nonrecurring expenses. During third quarter 2001, the net adjustment to EBITDA was $25,115. During third quarter 2000, the net adjustment to EBITDA was $353,855 related primarily to executive severance costs. EBITDA represents income from operations before interest expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill, non-cash stock option and warrant expense and certain unusual or nonrecurring expenses. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA investors should consider that EBITDA (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchase of property and equipment, (ii) is not measure of performance calculated in accordance with generally accepted accounting principles, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

(2) Adjusted EBITDA Margin represents Adjusted EBITDA as a percentage of net sales.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

Net cash provided by operating activities for the first nine months of 2001 was $27.7 million compared to $18.3 million for first nine months of 2000. The increase of $9.4 million was driven primarily by $6.0 million higher net income and a $2.6 million decline in operating assets and liabilities compared with a $2.8 million increase during the first nine months of 2000.

The Company used cash in investing activities of $11.0 million for the first nine months of 2001 compared to $7.9 million for the first nine months of 2000, an increase of $3.1 million. Major capital expenditures for the first nine months of 2001 included a 200,000 square foot capacity expansion project at Kitchen Craft's Winnipeg facility and productivity projects at HomeCrest's Goshen, IN facility.

Cash used in financing activities was $15.3 million for the first nine months of 2001 compared to cash used of $9.7 million for the first nine months of 2000. This change of $5.6 million was due to $3.8 million for lower borrowings and $1.8 million for various stockholder equity redemptions.

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

At September 29, 2001, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $30.3 million term note facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $11.2 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

As of September 29, 2001, the Company had no borrowings under the U.S. or Canadian Revolving Facilities. In addition, the Company had cash of $4.2 million that was available to further reduce long-term debt. The U.S. Term Facility requires quarterly principal payments that began in April 1999 at $1.0 million per quarter and increase at each September anniversary. Subsequent payments will be approximately $1.2 million and $1.5 million per quarter during the four quarter periods beginning September 2001 and 2002, respectively, with $1.8 million payments due the last two quarters of 2003. Finally, four equal quarterly payments of $4.3 million will occur during 2004 with the term loan fully amortized on December 31, 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. As a result of this requirement, a mandatory $4.1 million excess cash flow payment was made during March 2001 and a voluntary $5.0 million payment was made during September 2001. The Canadian Term Facility requires quarterly payments that began in April 1999 at approximately (Cdn) $0.4 million per quarter and increase at each anniversary. Subsequent payments will be approximately (Cdn) $0.4 million, (Cdn) $0.5 million, (Cdn) $0.6 million and (Cdn) $1.6 million per quarter during 2001, 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities mature on December 26, 2003 and have no scheduled interim amortization.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements.

The Company will apply the new rules beginning in the first quarter of 2002. Applying the nonamortization provisions of the Statements will result in an increase in pretax income to the extent of goodwill amortization which is no longer recorded. The Company's historical amortization expense was approximately $2.6 million in fiscal year 2000 and $1.9 million in the nine months ended September 29, 2001. During 2002, the

Company will perform the first of the required impairment tests of goodwill and has not yet determined what the effect, if any, will be on the earnings or financial position of the Company.

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


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of September 29, 2001, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by scheduled maturity dates (in thousands):

                                           Variable Rate (a)      Fixed Rate (b)

     Maturing in:
               2001                              $ 1,496                     --
               2002                                6,715                     --
               2003                                8,146                     --
               2004                               21,073                     --
               Thereafter                             --                100,000
                                                 -------
               Total                             $37,430               $100,000
                                                 =======               ========

     Fair value at September 29, 2001            $37,430               $102,500

(a) $13.2 million at LIBOR plus 1.25%, $17.1 million at LIBOR plus 1.50% and $7.1 million at Canadian BA rate plus 1.50%, (7.01% weighted average at September 29, 2001).

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


                                      OMEGA CABINETS, LTD.

                                     By: /s/ JOHN HORTON
                                        ------------------------------
                                     Name:  John S. Horton
                                     Title:    Chief Financial Officer
                                                   (Authorized signatory and
                                                   principal financial officer)


Dated:  November 9, 2001