Form 10-K405
period 2001-12-29
OMEGA CABINETS LTD
filed 2002-03-29
CIK 1043958

 ------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 29, 2001

                        Commission file number 333-37135
              -----------------------------------------------------

                              Omega Cabinets, Ltd.
                  --------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part II of this Form 10-K or any amendment to this Form 10-K. [X]

On March 29, 2002 all of the voting stock of Omega Cabinets, Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation.

As of March 29, 2002 Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

                    DOCUMENTS INCORPORATED BY REFERENCE: None

                                 FORM 10-K INDEX

                                                                                                      Page
                                                                                                      ----
Part I ..............................................................................................  3

     Item 1.  Business ..............................................................................  3
     Item 2.  Properties ............................................................................ 11
     Item 3.  Legal Proceedings ..................................................................... 12
     Item 4.  Submission of Matters to a Vote of Security Holders ................................... 12

Part II ............................................................................................. 12

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ................. 12
     Item 6.  Selected Financial Data ............................................................... 13
     Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations . 14

New Accounting Standards ............................................................................ 19

     Item 8.  Financial Statements and Supplementary Data ........................................... 21
     Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .. 21

Part III ............................................................................................ 22

     Item 10. Directors and Executive Officers of the Registrant .................................... 22
     Item 11. Executive Compensation ................................................................ 24
     Item 12. Security Ownership of Certain Beneficial Owners and Management ........................ 28
     Item 13. Certain Relationships and Related Transactions ........................................ 30

Part IV ............................................................................................. 33

     Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K ..................... 33

         Reference in this Annual Report on Form 10-K is made to the Omega(R), HomeCrest(TM), Kitchen Craft(R), and Kitchen Craft (registered in Canada) trademarks, which are owned by Holdings.

                                     Part I

Item 1.  Business.

         Omega Cabinets, Ltd. (the "Company" or "Omega") is a leading manufacturer of wood and laminate kitchen cabinetry, bathroom vanities and related accessories. Headquartered in Waterloo, Iowa, the Company produces a wide array of custom, semi-custom and stock kitchen cabinetry and bathroom vanities primarily for use in residential remodeling and, to a lesser extent, in new construction. Omega manufactures its products in state-of-the-art, highly-integrated facilities under the Omega (custom), Dynasty (semi-custom), and Embassy (semi-custom) brand names. Omega's HomeCrest division ("HomeCrest") manufactures its stock cabinets under the HomeCrest and Great Buy Cabinetry brand names. The Company sells to a broad network of kitchen and bath dealers, home centers, builders/contractors and independent distributors.

         Kitchen Craft of Canada Ltd., based in Winnipeg, Manitoba, and an indirect subsidiary of the Company, is the second largest manufacturer of kitchen cabinetry and laminated countertops in Canada and the largest Canadian manufacturer of semi-custom kitchen cabinetry. Kitchen Craft is also a leading competitor in the United States semi-custom cabinet market. In contrast to the Company, 100% of Kitchen Craft's cabinetry sales are generated by full access or European style cabinetry products, which differ from framed cabinetry in that front frames are not used during cabinet construction.

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

         On January 29, 1999, the Company consummated the acquisition of Kitchen Craft of Canada Ltd. ("Kitchen Craft") for approximately $54.3 million. Concurrently with the acquisition, (i) Mezzanine Lending Associates III, L.P., an investment fund affiliated with BCC, ("MLA III"), purchased stock of Holdings for approximately $13.3 million, (ii) the Company amended and restated its existing senior credit agreement to provide for an additional term loan of $25.0 million, (iii) the Company entered into a Canadian dollar denominated senior credit agreement (the "Canadian Senior Credit Agreement") pursuant to which it borrowed (Cdn) $22.0 million under a term loan and approximately (Cdn) $2.0 million under a revolving loan, and (iv) the existing Kitchen Craft management received shares of Class B Common Stock of Kitchen Craft with a fair value of approximately $4.0 million, which are exchangeable on a 1-for-1 basis into shares of common stock of Holdings.

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

Products

         The Company specializes in manufacturing kitchen cabinetry and bathroom vanities and accessories. The Company offers its customers one of the most extensive product lines in the cabinetry industry and believes that it is one of only three national manufacturers that produces a full line of kitchen cabinetry for all three market price points: custom, semi-custom and stock. The Company's cabinetry is distinguished by its high quality materials, superior finishes and expert construction. The following chart illustrates the Company's fiscal 1999, 2000 and 2001 sales by product line:

                              Sales by Product Line
                              (dollars in millions)

     Product                              1999(1)                      2000                        2001
     -------                              ----                         ----                        ----
                                        $        % of Sales        $       % of Sales        $       % of Sales
                                        -        ----------        -       ----------        -       ----------
Omega/HomeCrest
---------------

Custom Cabinetry                   $  17.1          9.0%       $ 20.7        10.3%       $  19.2          9.0%

Semi-Custom Cabinetry              $  53.6         28.2%       $ 59.4        29.7%       $  66.7         31.3%

Stock Cabinetry                    $ 102.4         53.9%       $104.0        51.9%       $ 110.5         51.8%

Bath Vanities &  Other             $  17.0          8.9%       $ 16.2         8.1%       $  17.0          7.9%
                                   -------        -----        ------       -----        -------        -----

Total                              $ 190.1        100.0%       $200.3       100.0%       $ 213.4        100.0%
                                   =======        =====        ======       =====        =======        =====

Kitchen Craft
-------------

Semi-Custom Cabinetry              $  50.6         62.3%       $ 68.5        65.9%       $  75.2         67.0%

Stock Cabinetry                    $  18.1         22.2%       $ 20.8        20.0%       $  21.1         18.8%

Countertops & Other                $  12.6         15.5%       $ 14.6        14.1%       $  16.0         14.2%
                                   -------        -----        ------       -----        -------        ======

Total                              $  81.3        100.0%       $103.9       100.0%       $ 112.3        100.0%
                                   =======        =====        ======       =====        =======        ======

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

         Semi-Custom Cabinetry. The Company manufactures and markets semi-custom kitchen cabinetry under the Dynasty and Embassy brand names. Dimensional modifications of size are available in both the Dynasty and Embassy lines, but not to the extent available with the Omega Custom line. Approximately 40% of Dynasty/Embassy cabinetry sales are produced from maple, with the balance primarily made up of oak (21%), cherry (20%), pecan (13%) and red birch (6%). The Dynasty line is sold primarily to kitchen and bath dealers, while the Embassy line is sold primarily through lumber yards and home centers such as Home Depot's EXPO and Sears' The Great Indoors. Kitchen Craft manufactures and markets full access semi-custom cabinetry under the Integra brand name. The Integra product line is sold primarily through kitchen and bath dealers and company-owned retail stores located in Canada and the United States.

         Stock Cabinetry. The Company manufactures and markets stock cabinetry under the HomeCrest and Great Buy Cabinetry brand names. The HomeCrest brand is sold through HomeCrest's distribution network of dealers, builder/contractors and independent distributors. In September 1995, the Company launched its Legend line of stock cabinetry that was developed subsequent to the acquisition of HomeCrest in order to cross-sell stock cabinetry through the Omega dealer network. The Legend product line was discontinued effective December 30, 2000. In 1999, HomeCrest introduced Great Buy Cabinetry targeted toward the builder channel and discontinued the Affinity full-access line due to introduction of a full overlay line. Full overlay cabinets have doors and drawer overlays that cover nearly all of the front frame.

         The Company provides a number of options and option combinations for its stock cabinetry. These options include dovetailed wood drawers, plywood cabinetry side material options (instead of furniture board) and premium drawer slides, which allow for a level of customization even at this lowest price point. The Company manufactures 54 different stock door styles in six types of wood -- oak (46%), maple (13%), hickory (10%), ash (3%) and others (10%), as well as white foil on medium-density fiberboard (18%).

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

         The plants are primarily machining, assembly and finishing operations. Raw materials used by the plants consist of raw, kiln-dried lumber and plywood. At the Waterloo facility, the lumber is cut and molded in a manner designed to maximize material usage and minimize waste. At the Goshen facility, dimensioned lumber and particle board is supplied by third-party vendors and the Waterloo facility. At the Kitchen Craft facility, dimension lumber and molding are both produced internally and, to a lesser extent, supplied by third party vendors. Prior to assembly, plywood and furniture board is laminated and machined. Panels, shelves, drawers, drawer fronts, floors and back parts are then assembled. Semi-custom and stock cabinetry are finished (sanded, stained, varnished and cured) and then assembled. Custom products are finished after assembly. Hardware is then added, and the final product is inspected, packaged and prepared for shipment.

         Suppliers and Raw Materials. In 2001, the Company purchased roughly $114 million of lumber and other raw materials from approximately 60 different suppliers, the largest of which represented approximately 4% of such purchases. The Company is not dependent upon any specific supplier for any of its raw materials or component parts. The Company believes that its sources of supply are adequate for its needs.

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

Sales and Marketing - Omega

         The Omega and HomeCrest products are sold on a national basis through three market channels: independent kitchen and bath dealers, home centers and home manufacturers. The Company sells products through approximately 1,600 active selling locations with selling locations defined as those locations that have purchased over $10,000 of product in the past year. In 2001, Omega added 388 new accounts and believes that the addition of new accounts is important to future sales growth. It has been the Company's experience that new selling locations generally mature within a 9 to 18-month period.

         In 2001, approximately 91% of Omega's sales were through kitchen and bath dealers. The Company has established strong relationships with its dealers through superior customer service, timely delivery, quality products, and competitive pricing. The Company seeks to establish long-term relationships with quality dealers and has experienced very low dealer turnover rates, creating what management believes is a significant competitive advantage within the industry.

         Net sales to home centers represented 8% of total sales and was comprised of selling locations at Home Depot's EXPO, Sears' The Great
Indoors, and Menards. In 2000, the Company elected to exit all 146 selling locations at Home Depot and Eagles that sold mid-priced vanity product in order to better focus on specialty home centers and independent dealers. The Company currently sells kitchen and bath cabinetry at 50 Home Depot's EXPO stores and 17 Sears' The Great Indoors stores. Both Home Depot's EXPO and Sears' The Great Indoors have announced goals to open 150-200 stores over the next five years.

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

         The Company maintains separate sales forces for products produced by Omega and HomeCrest consisting of 75 independent sales representatives, seven Company-employed salespersons and approximately 30 customer service professionals. The sales force assists the Company's dealers with training, promotion, cabinetry displays and other services. All orders are placed directly with the Company.

Sales and Marketing - Kitchen Craft

         Kitchen Craft sells it products in Canada and the United States principally through its network of approximately 500 selling locations and 14 company-owned retail stores. In 2001, dealer locations contributed 78% of sales, retail stores 20%, and one regional homecenter, Beaver Lumber, contributed 2%.

         Kitchen Craft generates approximately 32% of its sales from the Canadian market, which is supported by a broad distribution network including approximately 150 dealers, 12 company-owned retail stores, and 78 Beaver Lumber locations. The retail stores were created due to the lack of a strong distribution channel of independent kitchen and bath dealers in Canada. Management attributes this industry dynamic primarily to the prevalence of nearly exclusive manufacturer representation by dealers and the lack of population density in Canada. Kitchen Craft's company-owned stores function in essentially the same manner and provide substantially equivalent customer services as independent dealers.

         The United States generates approximately 69% of Kitchen Craft sales and is supported by approximately 350 dealers and 2 company-owned stores located in Seattle and Austin. In 1992, the Company aggressively expanded its United States distribution network and the company-owned stores were created to overcome initial difficulties in penetrating the independent dealer network.

         Kitchen Craft maintains a U.S. sales force consisting of 22 company-employed salespersons and 2 independent sales representatives. The sales force assists the Company's dealers with training, promotion, cabinetry displays and other services.

Employees

         As of December 29, 2001, the Company employed approximately 1,900 people of which 270 were salaried and 1,630 were hourly, none of whom are covered by a union or collective bargaining agreement. In addition, Kitchen Craft has approximately 1,600 workers, none of whom are covered by a union or a collective bargaining agreement. 128 of Kitchen Craft's employees work at the 14 company-owned retail stores.

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

Competition

         The cabinetry industry is mature, competitive, regional and fragmented, with many smaller companies competing primarily on a local and regional basis. There are relatively low capital requirements for cabinetry assembly, and therefore it is relatively easy for small competitors to enter the industry.

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

Item 2.  Properties.

         The following are the Company's principal manufacturing facilities and properties:


Location                         Owned/Leased          Products                                    Square Ft.
--------                         ------------          --------                                    ----------
Waterloo, Iowa                   Owned                 Custom and semi-custom                      392,000
                                                       cabinetry and vanities

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

                                    Part II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.

         As of March 29, 2002 Omega had 10,000 authorized shares of common stock, par value $.01 per share, of which 1,000 were issued and outstanding and held by Holdings. There is no established public trading market for Omega common stock. Omega's ability to pay dividends is limited under the Indenture and its bank credit facility

Item 6.  Selected Financial Data

         Set forth below is selected financial data of the Company. The Statement of Income and Balance Sheet Data of the Company for the fiscal years 1997 through 2001 have been derived from the Company's audited consolidated financial statements for those periods. The information presented below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

                                                                    Year Ended(1)
                                             -------------------------------------------------------
                                             December 27,   January 2,   January 1,   December 30,   December 29,
                                                1997           1999        2000 (2)      2000           2001
                                             ------------   ----------   ----------   ------------   ------------
                                                 (in thousands, except ratios and statistical data)
Statement of Income Data
Net sales                                     $155,899       $169,220     $271,396      $304,207      $325,647
Cost of goods sold                             112,557        121,767      192,430       217,808       231,687
                                              --------       --------     --------      --------      --------
Gross profit                                    43,342         47,453       78,966        86,399        93,960

Selling, general and administrative
 expenses                                       22,171(3)      20,101       33,401        38,076        40,194
Amortization of goodwill                         1,398          1,440        2,468         2,564         2,519
                                              --------       --------     --------      --------      --------
Operating income                                19,773(3)      25,912       43,097        45,759        51,247

Interest expense                                16,313         15,074       17,446        17,343        14,983
Foreign currency transaction loss (gain)            --             --         (969)          791         1,122
                                              --------       --------     --------      --------      --------
                                                 3,460         10,838       26,620        27,625        35,142
Income tax expense                               1,695          4,180       10,516        11,416        14,214
                                              --------       --------     --------      --------      --------
Income before extraordinary item                 1,765          6,658       16,104        16,209        20,928

Extraordinary loss on debt refinancing (4)         947            --           --            --            --
                                              --------       --------     --------      --------      --------
Net income                                         818       $  6,658     $ 16,104      $ 16,209      $ 20,928
                                              ========       ========     ========      ========      ========
Ratio of earnings to fixed charges (5)             1.2x           1.7x         2.5x          2.5x          3.2x

Other Data

EBITDA (6)                                    $ 28,710       $ 29,703     $ 50,374      $ 52,502      $ 61,075
EBITDA margin (6)                                 18.4%          17.6%        18.6%         17.3%         18.8%

Gross margin                                      27.8%          28.0%        29.1%         28.4%         28.9%
Capital expenditures                             3,041          3,932       11,553        11,215        13,130

Depreciation and amortization                    4,067          4,527        7,015         7,893         8,602
Net cash provided (used) by:
  Operating activities                             849         13,220       25,185        25,656        35,615
  Investing activities                          (6,673)        (3,932)     (61,876)      (11,215)      (13,130)
  Financing activities                           5,978         (8,795)      38,334       (13,739)      (21,579)
Ratio of EBITDA to interest expense                1.8x           2.0x         2.9x         3.0x          4.1x
Number of active selling locations
 (at end of year)(7)                             1,503          1,600        2,033         2,269         2,100

Balance Sheet Data (at end of period)

Working capital                               $  1,951       $  5,225     $ 12,831      $ 15,369      $ 16,566
Total assets                                   117,346        114,208      191,451       196,336       202,101
Long-term debt, including current portion      146,120        141,855      173,184       152,548       130,845
Stockholder's equity (deficit)                 (43,152)       (40,309)      (5,860)       16,488        38,286

(1) The Company follows a 52/53 week fiscal year. Fiscal 1998 consisted of 53 weeks and all other periods since fiscal 1997 consisted of 52 weeks. The Company has not paid or declared any cash dividends during the periods presented and is restricted in paying cash dividends under the terms of its borrowing agreements.

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

(6) EBITDA margin represents EBITDA as a percentage of net sales. EBITDA represents income from operations before interest expense (including amortization of deferred financing costs), income taxes, depreciation, amortization of goodwill and non-cash stock option and warrant expense. Non-cash expense of $5,481, $4, $1,348, $0 and $2,377 relating to stock option and warrant grants was incurred in fiscal years 1997, 1998, 1999, 2000 and 2001 respectively. EBITDA is presented because it is a widely accepted financial indicator of a leveraged company's ability to service and/or incur indebtedness and because management believes that EBITDA is a relevant measure of the Company's ability to generate cash without regard to the Company's capital structure or working capital needs. EBITDA as presented may not be comparable to similarly titled measures used by other companies, depending upon the non-cash charges included. When evaluating EBITDA, investors should consider that EBITDA
         (i) should not be considered in isolation but together with other factors which may influence operating and investing activities, such as changes in operating assets and liabilities and purchase of property and equipment, (ii) is not a measure of performance calculated in accordance with generally accepted accounting principles, (iii) should not be construed as an alternative or substitute for income from operations, net income or cash flows from operating activities in analyzing the Company's operating performance, financial position or cash flows and (iv) should not be used as an indicator of the Company's operating performance or as a measure of its liquidity.

(7) Active selling locations represent customer locations which have purchased over ten thousand dollars of product in the prior year and includes Kitchen Craft for fiscal 1999 and succeeding years.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The following is management's discussion and analysis of the financial condition and results of operations of the Company for the fiscal years ended December 29, 2001, December 30, 2000, and January 1, 2000. This discussion and analysis should be read in conjunction with, and is qualified in its entirety by, the Selected Financial Data and the Consolidated Financial Statements of the Company and the notes thereto included elsewhere in this annual report on Form 10-K.

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

Results of Operations

Fiscal 2001 Compared to Fiscal 2000

         Net Sales for the year ended December 29, 2001 ("fiscal 2001") were $325.6 million compared to $304.2 million for the year ended December 30, 2000 ("fiscal 2000"), an increase of 7.0%. The increase was primarily attributable to strong consumer spending on remodeling projects, robust new housing starts, and the impact of increasing market share with existing and new customers. Net sales for Kitchen Craft were $112.3 million in fiscal 2001 compared with $103.9 million in fiscal 2000, an increase of 8.1% driven primarily by the introduction of new Aurora products and strong U.S. new home construction. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $102.9 million in fiscal 2001 compared to $96.4 million in fiscal 2000, an increase of 6.8% driven primarily by 12.3% semi-custom cabinetry and 4.7% vanity sales growth resulting primarily from increased market share at existing accounts, new dealers, and new store openings at Home Depot's EXPO Design Centers and Sears' The Great Indoors. Partly offsetting this growth, Omega sales to accounts with discontinued or small accounts declined by $8.5 million compared with fiscal 2000. Custom cabinetry sales declined 4.7% reflecting market weakness for high-end remodeling projects. Net sales of HomeCrest stock cabinetry, sold under the HomeCrest and Legend brands, were $110.5 million in fiscal 2001 compared to $104.0 million in fiscal 2000, an increase of 6.2% driven primarily by strong new home construction partly offset by $2.6 million related to discontinuing the lower margin Legend product line.

         Gross Profit for fiscal 2001 was $94.0 million compared to $86.4 million for fiscal 2000, an increase of 8.8%. As a percentage of sales, gross profit increased to 28.9% in fiscal 2001 compared to 28.4% in fiscal 2000. Kitchen Craft's gross margin decreased to 32.5% in fiscal 2001 compared to 34.5% for fiscal 2000 driven primarily by the 200,000 square foot capacity expansion project completed during December 2001 as well as unfavorable product mix. Omega's gross margin increased to 31.6% during fiscal 2001 compared to 29.0% during fiscal 2000 driven by strong factory execution and favorable product mix. HomeCrest's gross margin increased to 22.6% in fiscal 2001 compared to 21.6% in fiscal 2000 resulting from strong factory execution partly offset by the impact of various new product and capital projects.

         Selling, General and Administrative ("SG&A") Expenses for fiscal 2001 were $40.2 million compared to $38.1 million for fiscal 2000, an increase of 5.6%. The increase of $2.1 million is primarily attributable to $2.5 million of normal division SG&A and $2.4 million of non-cash stock option expense partly offset by a non-recurring charge of $2.4 million during fiscal 2000 related to terminated implementation of a new enterprise resource and planning ("ERP") system. As a percentage of net sales, SG&A expenses were 12.3% in fiscal 2001 compared to 12.5% in fiscal 2000.

         Operating Income for fiscal 2001 was $51.2 million compared to $45.8 million for fiscal 2000, an increase of 12.0%. As a percentage of net sales, operating income increased to 15.7% for fiscal 2001 compared to 15.0% for fiscal 2000. This improvement in operating income was driven primarily by the favorable impact of capital investments and factory execution at the Omega and HomeCrest business units.

         Interest Expense for fiscal 2001 was $15.0 million compared to $17.3 million for fiscal 2000, a decrease of 13.6%. This $2.3 million decrease was primarily due to lower borrowings and average interest rates.

         Income Tax Expense for fiscal 2001 was $14.2 million compared to $11.4 million for fiscal 2000. Fiscal 2001 reflected a normalized tax rate of 40.4% compared with 41.3% for fiscal 2000.

         Net Income for fiscal 2001 was $20.9 million compared to $16.2 million for fiscal 2000 primarily attributable to the factors described above. Net income as a percentage of net sales increased to 6.4% for fiscal 2001 compared to 5.3% for fiscal 2000.

Fiscal 2000 Compared to Fiscal 1999

         Net Sales for the year ended December 30, 2000 ("fiscal 2000") were $304.2 million compared to $271.4 million for the year ended January 1, 2000 ("fiscal 1999"), an increase of 12.1%. The increase was primarily attributable to strong consumer spending on remodeling projects, robust new housing starts, and the impact of increasing market share with existing and new customers. Net sales for Kitchen Craft were $103.9 million in fiscal 2000 compared with $81.3 million in fiscal 1999, an increase of 27.7% driven primarily by strong U.S. market sales and the benefit of one additional month during fiscal 2000. Pro-forma net sales for Kitchen Craft, adjusted as if Kitchen Craft had been acquired prior to fiscal 1999, increased 19.6% during fiscal 2000 compared with fiscal 1999. Net sales of the Omega lines (custom and semi-custom cabinetry and bath vanities) were $96.4 million in fiscal 2000 compared to $87.7 million in fiscal 1999, an increase of 9.9% driven primarily by 21.0% custom cabinetry sales growth and 11.0% semi-custom cabinetry sales growth resulting primarily from increased market share at existing accounts, new dealers, and new store openings at Home Depot's EXPO Design Centers and Sears' The Great Indoors. Vanity sales declined 4.5% resulting primarily from pruning selected lower margin accounts. Net sales of HomeCrest stock cabinetry, sold under the HomeCrest and Legend brands, were $104.0 million in fiscal 2000 compared to $102.4 million in fiscal 1999, an increase of 1.6%. HomeCrest's net sales were unfavorably impacted by discontinued product lines, Affinity and Legend, of $3.9 million and discontinued customers of $3.8 million primarily due to credit concerns or customer election to exit the cabinetry business. HomeCrest net sales declines were more than offset by the impact of new product lines and selling locations.

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

         Selling, General and Administrative ("SG&A") Expenses for fiscal 2000 were $38.1 million compared to $33.4 million for fiscal 1999, an increase of 14.0%. The increase of $4.7 million is primarily attributable to $2.4 million of non-recurring charge related to terminated implementation of a new enterprise resource and planning ("ERP") system and $0.9 million related to including an additional month of financial information for Kitchen Craft during fiscal 2000 compared to fiscal 1999. As a percentage of net sales, SG&A expenses were 12.5% in fiscal 2000 compared to 12.3% in fiscal 1999. Excluding the ERP charge, 1999 non-cash stock option expense, and adjusted as if Kitchen Craft had been acquired prior to fiscal 1999, SG&A expenses as a percentage of net sales were lower at Omega, HomeCrest and Kitchen Craft during fiscal 2000 compared to fiscal 1999.

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

         Income Tax Expense for fiscal 2000 was $11.4 million compared to $10.5 million for fiscal 1999. Fiscal 2000 reflected a normalized tax rate of 41.3% compared with 39.5% for fiscal 1999, resulting from a higher tax rate at Kitchen Craft.

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

         Net cash provided by operating activities for fiscal 2001 was $35.6 million compared to $25.7 million for fiscal 2000. The increase of $10.0 million was driven by a $5.5 million improvement in operating assets and liabilities and $4.7 million higher net income.

         The Company used cash in investing activities of $13.1 million for fiscal 2001 compared to $11.2 million for fiscal 2000, an increase of $1.9. Capital expenditures for fiscal 2001 were $13.1 million and included expenditures at Kitchen Craft's Winnipeg, Canada facility related to a 200,000 square foot capacity expansion completed during the first half of fiscal 2001 and new sanding and finishing systems at HomeCrest's Goshen, Indiana facility.

         Cash used in financing activities was $21.6 million for fiscal 2001 compared to $13.7 million cash used for fiscal 2000. The $21.6 million cash used in financing activities in fiscal 2001 included $19.8 million to reduce long-term borrowings and $1.8 million of net capital distributions.

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

         At December 29, 2001, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $25.0 million term note facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and (iii) a Canadian senior credit facility, consisting of a (Cdn) $9.3 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility").

         As of December 29, 2001, the Company had additional borrowing availability of $20.0 million under the U.S. Revolving Facility and (Cdn) $15.0 million under the Canadian Revolving Facility. In addition, the Company had cash of $3.7 million that was available to further reduce long-term debt. The U.S. Term Facility requires quarterly principal payments that began in April 1999 at $1.0 million per quarter and increasing at each September anniversary. Subsequent payments will be approximately $1.1 million and $1.3 million per quarter during the four quarter periods beginning September 2001 and 2002, respectively, with $1.6 million payments due the last two quarters in 2003. Finally, four equal quarterly payments of $3.7 million will occur during 2004 with the term loan fully amortized on December 31, 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. In this connection, a mandatory $1.8 million excess cash flow payment was completed during March 2002. The Canadian Term Facility requires quarterly payments that began in April 1999 at approximately (Cdn) $0.4 million per quarter and increasing at each anniversary. Subsequent payments will be approximately (Cdn) $0.4 million, (Cdn) $0.5 million and (Cdn) $1.3 million per quarter during 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities will mature on December 26, 2003 and have no scheduled interim amortization.

Critical Accounting Policies

The preparation of financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements. On an ongoing basis, management evaluates its estimates, which are based on historical experience and various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions. The Company's significant accounting policies are described in Note 1 to the consolidated financial statements.

Management believes the Company's more critical accounting policies relate to accounts receivable, inventories and goodwill. The Company maintains allowances for doubtful accounts to reflect the expected uncollectibility of accounts receivable based on past collection history and specifically identified at-risk accounts. If the financial condition of customers were to deteriorate, additional allowances may be required. Since inventories are stated at the lower of cost or market, the Company maintains reserves for estimated obsolete or excess inventories. These reserves are based on historical experience, market conditions and other assumptions and judgment by management. The Company has significant amounts of goodwill assets. The determination of related estimated useful lives as well as impairment assessments involve significant judgments. Changes in strategy, the performance of the underlying businesses or market conditions could significantly impact these judgments.

Recently Issued Accounting Standards

         In June 2001, the Financial Accounting Standards Bard issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. The Company expects to apply the new rules beginning in the first quarter 2002. Applying the non-amortization provisions of the statement will result in an increase in pretax income to the extent of goodwill amortization which is no longer recorded. The Company's historical goodwill amortization expense was approximately $2.5 million, $2.6 million and $2.5 million in 2001, 2000 and 1999, respectively. The Company believes the initial adoption of the impairment provisions will have no material impact on its financial position or results of operations.

         The Company is required to adopt Emerging Issues Task Force Issue No. 00-14 and Issue No. 00-25 in the first quarter of 2002. These standards provide guidance on the accounting and income statement classifications for certain sale incentives provided to customers, as well as various types of consideration provided to customers in connection with sales or promotion of a manufacturer's products. The Company has not yet determined what the effect, if any, of implementing these new rules will have on the earnings or financial position of the Company.

Inflation

         The costs of the Company's products are subject to inflationary pressures and commodity price fluctuations. Inflationary pressure and commodity price increases have been relatively modest over the past five years, except for hardwood and plywood prices, which rose significantly during fiscal 1999. The Company has generally been able over time to recover the effects of inflation and commodity price fluctuations through sales price increases.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of December 29, 2001, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by scheduled maturity dates (in thousands):

                                      Variable Rate (a)        Fixed Rate (b)

  Maturing in:
            2002                               6862                    --
            2003                              6,992                    --
            2004                             16,991                    --
            Thereafter                           --               100,000
                                            -------              --------
  Total                                     $30,845              $100,000
                                            =======              ========

  Fair value at December 29, 2001           $30,845              $104,250(c)


(a) $10.3 million at LIBOR plus 1.25%, $14.7 million at LIBOR plus 1.50% and $5.8 million at Canadian BA rate plus 1.50% (3.91% weighted average at December 29, 2001).

(b)      All at 10.5%.

(c) As of December 29, 2001, fixed rate senior subordinated notes were reported to be trading at 104.25% of par, reflecting a fair value of $104,250.

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

Item 8.  Financial Statements and Supplementary Data.

         The information required by this Item 8 is set forth on pages F-1 to F-29 of this annual report on Form 10-K and is incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.

                                    PART III


Item 10. Directors and Executive Officers of the Registrant.


         The following table sets forth certain information regarding the Company's directors and executive officers, including their respective ages, as of March 1, 2002.

     Name                        Age                         Position
     ----                        ---                         --------
Mark Buller                       37        President, Chief Executive Officer and Director
                                            President, KitchenCraft

John S. Horton                    41        Senior Vice President, Treasurer, Chief Financial Officer

David Romeo                       42        President, Omega

Carl W. Spencer                   48        Vice-President, Custom Manufacturing, Omega

John A. Goebel, Jr.               58        President, HomeCrest

Michael Hagan                     49        Vice President, Administration, HomeCrest

Thomas Schmidt                    48        Vice President, Marketing, HomeCrest

Douglas J. Conley                 45        Vice President, Manufacturing, HomeCrest

Herbert D. Buller                 60        Chief Executive Officer, Kitchen Craft

Gilbert Butler                    64        Director

Donald E. Cihak                   53        Director

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

         Carl W. Spencer has served as Vice President, Manufacturing, Omega since July 2000. From 1998 to 2000, Mr. Spencer was at Masco Corporation and held various positions at their StarMark cabinet division including Corporate Operations Director. Prior to 1998, Mr. Spencer spent 10 years at Fleetwood Enterprises, a leading manufacturer of recreational vehicles and manufactured housing, where he held various positions in manufacturing and materials.

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

         Donald E. Cihak became a Director of the Company in June 1997. Mr. Cihak has served as Managing Director of BCC Industrial Services, Inc. ("ISI"), a management consulting company wholly-owned by certain investment funds managed by BCC, since September 1993. From April 1990 to September 1993, Mr. Cihak was the Vice President, Finance and Administration for the Marine Group of Brunswick Corporation.

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

Item 11. Executive Compensation.

         The following table sets forth information concerning the compensation for the fiscal years ended December 29, 2001, December 31, 2000 and January 1, 2000 of Mr. Buller, the Chief Executive Officer of the Company and the four other most highly compensated executive officers of the Company (collectively, the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                           Annual Compensation                    Long Term Compensation

                                                                            Other              Securities
                                                                            Annual             Underlying        All Other

                                               Salary        Bonus       Compensation            Options       Compensation

    Name and Principal Position       Year       ($)          ($)            ($)                   (#)              ($)

Mark Buller                           2001     169,141(1)    98,211          ---(2)                 ---              484(6)(1)
Chief Executive Officer               2000     149,116(1)    31,501(1)       ---(2)               8.87(7)            504(6)
President, Kitchen Craft              1999     108,120(1)    73,772(1)       ---(2)                 ---              ---

John S. Horton
Senior Vice President,                2001     162,000       96,390          ---(2)                 ---           4,502(4)
Treasurer and                         2000     152,000       32,110          ---(2)              110.92(3)        4,519(4)
Chief Financial Officer               1999     140,000       70,000      108,933(5)               18.49(3)        2,100(4)

John A. Goebel, Jr.                   2001     158,500       94,308          ---(2)                 ---           3,451(4)
President, HomeCrest                  2000     155,000       32,744          ---(2)              120.16(3)        3,465(4)
                                      1999     146,000       91,250          ---(2)               83.19(3)        1,472(4)

                                      -24-

                                                           Annual Compensation                    Long Term Compensation



Herbert D. Buller                     2001     125,615(1)                    ---(2)                 ---             645(6)(1)
Chief Executive Officer,              2000     117,489(1)    24,820(1)       ---(2)               8.87(7)           671(6)
Kitchen Craft                         1999     108,120(1)    73,772(1)       ---(2)                 ---             ---

David A. Romeo                        2001     165,000       98,175          ---(2)                 ---           5,250(4)
President, Omega (8)                  2000     155,000       32,744       86,860(9)              62.50(3)         2,850(4)


(1) Compensation paid in Canadian dollars has been converted to US dollars at the average conversion rate for the fiscal year for which compensation is reported. The 2001 average conversion rate used is
         (Cdn) $1.549 to (US) $1.000. The 2000 average conversion rate used is
         (Cdn) $1.4895 to (US) $1.000. The 1999 average conversion rate used is
         (Cdn) $1.4826 to (US) $1.000.

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

(5) Includes moving and temporary living expenses reimbursed in accordance with the terms of Mr. Horton's employment agreement.

(6) Additional compensation amounts refer to amounts matched by the Company under the Company's Registered Retirement Savings Plan.

(7) The options represent options to purchase shares of Common Stock of Holdings, at an exercise price per share of $1,371.87.

(8)      Mr. Romeo joined the Company in June 1999.

(9) Includes moving and temporary living expenses reimbursed in accordance with the terms of Mr. Romeo's employment agreement.

Option Exercises and Fiscal Year-End Values

         The following table sets forth information with respect to options awarded under the Holdings Stock Option Plan, including the number and aggregate value of unexercised options outstanding on December 29, 2001.

                   AGGREGATED OPTION EXERCISES IN FISCAL 2001
                       AND FISCAL YEAR-END OPTIONS VALUES
                       ----------------------------------

                                                                   Number of Securities               Value of Unexercised
                                                                  Underlying Unexercised             In-The-Money Options At
                        Shares Acquired                         Options At Fiscal Year-End               Fiscal Year-End
Name                      On Exercise       Value Realized      (Exercisable/Unexercisable)        (Exercisable/Unexercisable)
                              (#)                 ($)                       (#)                              ($)(3)

Mark Buller                   ---                 ---                     8.87/0(2)                          28,987

John S. Horton                ---                 ---                   129.40/0(1)                         422,879

John A. Goebel, Jr.           ---                 ---                   245.01/0(1)                         800,693

Herbert D. Buller             ---                 ---                     8.87/0(2)                          28,987

David Romeo                   ---                 ---                    62.50/0(1)                         204,250

(1) Represents options to purchase shares of Common Stock of Holdings at an exercise price of $1,000 per share.

(2) Represents options to purchase shares of Common Stock of Holdings at an exercise price of $1,372 per share.

(3) Value is based on the difference between the option exercise price and the fair market value at December 29, 2001. The fair market value of the Common Stock of Holdings ($3,268.00 per share) was determined by the Board of Directors.

Employment Contracts, Termination of Employment and Change of Control
Arrangements

         Mr. M. Buller is currently employed as Chief Executive Officer of Omega and President, Kitchen Craft. Mr. Buller's employment agreement expired on January 29, 2002. Mr. Buller is currently employed at-will on the same terms as contained in the employment agreement. Under this agreement, Mr. Buller is entitled to receive a base salary of (CDN) $175,000, subject to annual increases, and a bonus in accordance with the Company's Bonus Plan. Mr. Buller is also entitled to receive up to thirty-six months' continued salary and benefits if he is terminated from Kitchen Craft without cause. Mr. Buller has agreed not to compete with Kitchen Craft or solicit the customers, suppliers or employees of Kitchen Craft for a period of two years following the date he ceases to be employed by Kitchen Craft. Mr. Buller's employment agreement is governed by Manitoba law.

         Mr. Horton is currently employed as Senior Vice President, Treasurer, and Chief Financial Officer, Omega pursuant to an agreement dated October 15, 1998. Under this agreement, Mr. Horton is entitled to receive a base salary, subject to annual increases, and a bonus in accordance with the Company's Executive Bonus Plan for senior management ( "Bonus Plan "). Mr. Horton also received restricted stock equivalent to a value of $50,000. All of Mr. Horton's restricted stock vested on February 26, 2002. In addition, Mr. Horton was permitted to purchase shares of stock in Holdings with the proceeds of a bank loan for up to 50% of the purchase price. Mr. Horton is also eligible to receive stock options to be granted over a five-year period.

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

Compensation Committee Interlocks and Insider Participation

         The Company does not have a compensation committee. Instead, compensation decisions for fiscal 2001 regarding the Company's executive officers were made by the Board of Directors. Mr. M. Buller, an executive officer of the Company, has served on the Board of Directors since August 4, 2000. The compensation for Mr. M. Buller for the year ended December 29, 2001 was established pursuant to the terms of his employment agreement.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         All of Omega's issued and outstanding capital stock is owned by Holdings. As of March 30, 2001, the outstanding capital stock of Holdings, including shares deemed to be outstanding pursuant to Rule 13-3(d)(1) promulgated under the Securities Exchange Act of 1934, consisted of 90,580.21 shares of Common Stock, $.01 par value per share.

         The following table sets forth certain information as of March 1, 2002 regarding the beneficial ownership of (i) each class of voting securities of Holdings by each person known to Holdings to own more than 5% of any class of outstanding voting securities of Holdings, and (ii) the equity securities of Holdings by each Director of Holdings and the Company, each Named Executive Officer and all of Holdings' and the Company's directors and executive officers as a group. To the knowledge of Holdings, each such stockholder has sole voting and investment power as to the shares shown unless otherwise noted. Beneficial ownership of the securities listed in the table has been determined in accordance with the applicable rules and regulations promulgated under the Securities Exchange Act of 1934, as amended. Unless otherwise indicated below, each entity or person listed below maintains a mailing address of c/o Omega Cabinets, Ltd., 1205 Peters Drive, Waterloo, Iowa 50703.

         The number of shares beneficially owned by each stockholder is determined under rules promulgated by the Securities and Exchange Commission. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual or entity has sole or shared voting or investment power and any shares as to which the individual or entity has the right to acquire beneficial ownership within 60 days after March 1, 2001 through the exercise of any stock option, warrant or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named stockholder is a direct or indirect beneficial owner.

                                                 Shares Beneficially Owned
                                                        Common Stock
                                                 -------------------------
                                               Number             Percentage
                 Name and Address             of Shares            of Class
                 ----------------             ---------           ----------

Principal Stockholder:

Mezzanine Lending ........................... 74,345.9               82.1
  Associates III, L.P. (1)
 c/o Butler Capital Corporation
767 Fifth Avenue, 6th Floor
New York, New York 10153

Directors and Executive Officers:

Gilbert Butler (2)(3) ....................... 74,345.9               82.1

Donald E. Cihak (3) .........................     ---                ---

Mark Buller (4) .............................  1,325.4                1.5

John S. Horton (5) ..........................    840.3                  *

John A. Goebel, Jr. (6) .....................   1092.1                1.2

Herbert D. Buller (7) .......................  1,794.3                2.0

David Romeo (8) .............................    911.7                1.0

All Directors and executive officers
as a group (10 persons) (9) .................   7453.9                8.2

--------------------------

*        Represents less than one percent.

(1) Includes warrants to purchase 2,806.3 shares of Common Stock held by ISI, a corporation wholly-owned by certain investment funds managed by BCC, including MLA III. Does not include shares owned by other stockholders that are subject to the Stockholders Agreement. See "Certain Relationships and Related Transactions -- Stockholders Agreement."

(2) The shares of Common Stock included in the table represent shares and warrants held by MLA III and ISI, respectively. Mr. Butler is the Managing General Partner of Mezzanine Lending Management III, L.P. ("MLM III "), the general partner of MLA III, and, accordingly, may be deemed to beneficially own shares beneficially owned by MLA III. Mr. Butler disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest.

(3) The address of Messrs. Butler and Cihak is c/o Butler Capital Corporation, 767 Fifth Avenue, 6th Floor, New York, New York 10153.

(4) The shares of Common Stock included in the table include 600.2 shares of Class B Common Stock of Kitchen Craft held by MEB2 Holdings Ltd., which are exchangeable into an equal number of shares of Holdings Common Stock in accordance with the terms thereof, and 8.8 shares that can be acquired upon the exercise of outstanding options. The shares of Class B Common Stock of Kitchen Craft are exchangeable at any time upon the request of the holder into shares of Holdings Common Stock and are required to be exchanged by the holder upon the request of the Company in connection with any merger, sale, disposition or other significant transaction affecting Holdings or Kitchen Craft, upon the termination of such holder's employment with the Company and its subsidiaries, or, at any time after January 29, 2006. Mr. M. Buller disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The shares of Common Stock included in the table also include
         589.5692 shares of Common Stock of Holdings held by MEB2 Holdings Ltd., which are deemed to be beneficially owned by Mr. M. Buller and 135.64 shares that can be acquired upon the exercise of outstanding options granted in February 2002.

(5) The shares of Common Stock included in the table include 240.32 shares that can be acquired upon the exercise of outstanding options, including options granted in February 2002. The shares of Common Stock included in the table also include 300 shares subject to a Stock Pledge Agreement between Mr. Horton and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."

(6) The shares of Common Stock included in the table include 323.4 shares that are held in the Rabbi Trust. See "Certain Relationships and Related Transactions -- Deferred Compensation Plan and Rabbi Trust". The shares of Common Stock included in the table also include 365.17 shares that can be acquired upon the exercise of outstanding options, including options granted in February 2002. The shares of Common Stock included in the table also include 200.0 shares subject to Stock Pledge Agreement between Mr. Goebel and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."

(7) The shares of Common Stock included in the table include 960.3 shares of Class B Common Stock of Kitchen Craft held by HEB2 Holdings Ltd., which are exchangeable into an equal number of shares of Holdings Common Stock in accordance with the terms thereof, and 8.8 shares that can be acquired upon the exercise of outstanding options. The shares of Class B Common Stock of Kitchen Craft are exchangeable at any time upon the request of the holder into shares of Holdings Common Stock and are required to be exchanged by the holder upon the request of the Company in connection with any merger, sale, disposition or other significant transaction affecting Holdings or Kitchen Craft, upon the termination of such holder's employment with the Company and its subsidiaries, or, at any time after January 29, 2006. Mr. H. Buller disclaims beneficial ownership of any such shares in which he does not have a pecuniary interest. The shares of Common Stock included in the table also include
         680.2721 shares of Common Stock of Holdings held by HEB2 Holdings Ltd., which are deemed to be beneficially owned by Mr. H. Buller and 153.78 shares that can be acquired upon the exercise of outstanding options granted in February 2002.

(8) The shares of Common Stock included in the table include 211.67 shares that can be acquired upon the exercise of outstanding options, including options granted in February 2002. The shares of Common Stock included in the table also include 700 shares subject to a Stock Pledge Agreement between Mr. Romeo and the Company. See "Certain Relationships and Related Transactions -- Certain Loans to Executive Officers."

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

         As contemplated by the Plan and pursuant to the Rabbi Trust Agreement dated as of June 13, 1997 between Holdings and American National Bank and Trust Company of Chicago (as predecessor to Bancone & Company), as trustee, Holdings established the Rabbi Trust to hold approximately 3,224.5 shares of Holdings Common Stock to satisfy Holdings' obligations as provided in the Plan. In 1998, 1999 and 2000 certain shares of Holdings were redeemed under terms of the Rabbi Trust Agreement and the Plan. Currently 1,260.9 shares of Holdings Common Stock are held in the Plan. The Rabbi Trust maintains separate accounts for each Plan Participant, which accounts are intended to reflect the obligation of the Company to distribute cash and shares of Holdings stock to each Plan Participant. The Rabbi Trust may, at the direction of the Company, make such distributions to satisfy the obligations of the Company under the Plan. The Plan does not provide for elective deferrals by Plan Participants.

Management Equity Arrangements

         Holdings adopted a stock option plan for the benefit of employees of Holdings and its subsidiaries in June 1997. The plan was amended in March 2001 to provide for the award of restricted stock in addition to stock options (as amended, the "Equity Incentive Plan"). Pursuant to the Equity Incentive Plan, 13,500.00 shares of Holdings Common Stock have been reserved for issuance pursuant to the plan. The Equity Incentive Plan is administered by the Board of Directors of Holdings, which has discretionary authority to grant options and determine the terms and conditions of each award. No awards may be granted under the Equity Incentive Plan after the completion of ten years from its adoption, but awards previously granted may extend beyond that date.

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

Certain Loans to Executive Officers

         In connection with the purchase of shares of Common Stock of Holdings, Holdings accepted as payment from certain executive officers purchasing such shares a note bearing interest at the applicable federal rate. In connection with the purchase of 200.0, 521.0, 700 and 100 shares of Common Stock of Holdings, respectively, Messrs. Goebel, Horton, Romeo and Spencer received loans of approximately $274,375, $681,019, $1,209,846 and $210,100 respectively, of which $274,375, $390,509, $1,209,846 and $145,100, respectively, remained outstanding at December 29, 2001. The Company has agreed to permit such executive officers to repay their respective loan obligations with proceeds received from the sale or other disposition of the Common Stock purchased therewith. Repayment of each of the loans is secured by a pledge of the Common Stock purchased by such executive officer.

                                    Part IV

Item 14. Exhibits, Financial Statements Schedules, and Reports on Form 8-K.

(a)(1) Financial Statements

     See Index to Financial Statements appearing at page F-1.

(a)(2)  Financial Statement Schedules

     The following Financial Statement Schedule is included at page F-29:

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

10.2     Panther Security Agreement dated as of January 29, 1999.=

10.3     Omega Security Agreement dated as of January 29, 1999.=

10.4     Omega Pledge Agreement dated as of January 29, 1999.=

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

10.24    Stockholders Agreement dated June 13, 1997*

10.25    Omega Holdings, Inc. Stock Option Plan*

10.26    [Intentionally Omitted]

10.27    Goebel Put Agreement dated June 13, 1997*

10.28    Bulrad Illinois Security Agreement dated as of January 29, 1999.=

10.29    Omega Kitchen Craft Holdings Pledge Agreement dated as of January 29,
         1999.=

10.30 Omega Kitchen Craft U.S. Corp. Pledge Agreement dated as of January 29, 1999.=

10.31    Bulrad Illinois Guaranty dated as of January 29, 1999.=

10.32 Credit Agreement dated as of January 29, 1999 (Incorporated by reference to Exhibit 4.2 to the Current Report on Form 8-K filed with the Commission on February 12, 1999).

10.33    3578275 Canada General Security Agreement dated as of January 29,
         1999.=

10.34    Omega Guarantee dated as of January 29, 1999.=

10.35    Kitchen Craft Guarantee dated as of January 29, 1999.=

10.36    Kitchen Craft Security Agreement dated as of January 29, 1999.=

10.37    Supplement No. 1 to the Management Agreement dated January 29, 1999.=

10.38    H. Buller Employment Agreement dated January 29, 1999.=

10.39    M. Buller Employment Agreement dated January 29, 1999.=

10.40    J. Horton Employment Agreement dated October 15, 1998.=

10.41    C. Rae Employment Agreement dated October 22, 1997.=

10.42 Offer and Acceptance Contract dated September 15, 1998 for sale of land to Company.=

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

10.54 R. Moran Severance Agreement dated November 3, 2000, as amended. (Incorporated by reference to Exhibit 10.54 to the Annual Report on Form 10-K filed with the Commission on March 30, 2001).

12.1     Statement regarding computation of ratio of earnings to fixed charges.

21.1     Subsidiaries of the Registrant. (Incorporated by reference to Exhibit
         10.54 to the Annual Report on Form 10-K filed with the Commission on March 30, 2001).

--------------
* Incorporated by reference to the similarly numbered exhibit in the Company's Registration Statement on Form S-4, No. 333-37135, filed October 3, 1997.

= Incorporated by reference to similarly numbered exhibit in the Company's Annual Report on Form 10-K file with the Commission on April 1, 1999.

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

                                              OMEGA CABINETS, LTD.



                                              By: /s/ Mark Buller
                                                  ------------------------------
                                                  Name:  Mark Buller
                                                  Title: Chief Executive Officer

                                              Dated: March 29, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mark Buller         Chief Executive Officer and            March 29, 2002
---------------         Director (Principal Executive
Mark Buller             Officer)


/s/ John S. Horton      Senior Vice President,                 March 29, 2002
------------------      Treasurer, Chief Financial
John S. Horton          Officer (Principal Financial and
                        Accounting Officer)


/s/ Gilbert Butler      Director                               March 29, 2002
------------------
Gilbert Butler


/s/ Donald E. Cihak     Director                               March 29, 2002
---------------------
Donald E. Cihak

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                      Page
                                                                                      ----
Report of Independent Auditors ....................................................    F-2

Consolidated Financial Statements of Omega Cabinets, Ltd.
 Consolidated Balance Sheets as of December 29, 2001 and
  December 30, 2000 ...............................................................    F-3
 Consolidated Statements of Income for the Years Ended
  December 29, 2001, December 30, 2000 and January 1, 2000 ........................    F-5
 Consolidated Statements of Stockholder's Equity (Deficit) for
  the Years Ended December 29, 2001, December 30, 2000 and
  January 1, 2000 .................................................................    F-6
 Consolidated Statements of Cash Flows for the Years Ended
  December 29, 2001, December 30, 2000 and January 1, 2000 ........................    F-8
 Notes to Consolidated Financial Statements .......................................   F-10

Schedule II - Valuation and Qualifying Accounts ...................................   F-29

                         Report of Independent Auditors

The Board of Directors
Omega Holdings, Inc.

We have audited the accompanying consolidated balance sheets of Omega Cabinets, Ltd. (a wholly-owned subsidiary of Omega Holdings, Inc.) as of December 29, 2001 and December 30, 2000, and the related consolidated statements of income, stockholder's equity (deficit), and cash flows for each of the three years in the period ended December 29, 2001. Our audits also included the financial statement schedule listed in Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Omega Cabinets, Ltd. at December 29, 2001 and December 30, 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 29, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                                                               ERNST & YOUNG LLP

Des Moines, Iowa
February 22, 2002

                              Omega Cabinets, Ltd.

                           Consolidated Balance Sheets

                                                                       December 29   December 30
                                                                           2001          2000
                                                                       -------------------------
Assets (Note 4)
Current assets:
   Cash                                                                $   3,683,764 $  2,982,601
   Income tax receivable                                                           -    1,651,644
   Accounts receivable, less allowance for doubtful
     accounts of $1,401,000 in 2001 and $1,445,000 in 2000                25,760,371   22,921,739
   Inventories (Note 3)                                                   17,212,507   17,605,364
   Prepaid expenses and other                                              2,065,675    1,954,316
   Deferred income taxes (Note 6)                                            846,890      925,105
                                                                       --------------------------
Total current assets                                                      49,569,207   48,040,769

Property, plant, and equipment, at cost:
   Land and improvements                                                   2,455,722    2,315,867
   Buildings                                                              30,646,361   24,864,733
   Machinery and equipment                                                40,497,551   34,268,814
   Construction in progress                                                3,767,408    4,324,040
                                                                       --------------------------
                                                                          77,367,042   65,773,454
   Less accumulated depreciation                                         (19,413,330) (14,926,752)
                                                                       --------------------------
                                                                          57,953,712   50,846,702

Deferred financing costs, less accumulated amortization
   of $4,458,922 in 2001 and $3,323,919 in 2000                            4,776,898    5,947,957
Goodwill, less accumulated amortization of $13,217,970
   in 2001 and $10,861,002 in 2000                                        88,059,577   90,415,806
Other assets                                                               1,741,445    1,084,794
                                                                       --------------------------
Total assets                                                           $ 202,100,839 $196,336,028
                                                                       ==========================

                              Omega Cabinets, Ltd.

                                                                          December 29    December 30
                                                                             2001           2000
                                                                       ------------------------------
Liabilities and stockholder's equity
Current liabilities:
   Accounts payable                                                    $  13,072,996     $ 10,758,751
   Accrued expenses                                                       10,059,028       10,470,298
   Accrued income taxes                                                    3,008,725                -
   Current portion of long-term debt (Note 4)                              6,862,031       11,442,812
                                                                       ------------------------------
Total current liabilities                                              $  33,002,780       32,671,861

Deferred income taxes (Note 6)                                             6,828,963        6,071,206

Long-term debt, less current portion (Note 4)                            123,982,936      141,104,851

Commitments (Note 5)

Stockholder's equity (Notes 4, 8 and 9):
   Common stock, $.01 par value; 10,000 shares authorized;
     1,000 shares issued and outstanding                                          10               10
   Additional paid-in capital                                             89,203,864       88,446,216
   Less stock notes receivable                                            (2,629,083)      (2,341,000)
   Predecessor basis adjustment                                          (11,031,662)     (11,031,662)
   Accumulated other comprehensive loss - foreign
     currency translation adjustment                                        (149,123)        (549,888)
   Retained earnings (deficit) (Note 2)                                  (37,107,846)     (58,035,566)
                                                                       ------------------------------
Total stockholder's equity                                                38,286,160       16,488,110

                                                                       ------------------------------
Total liabilities and stockholder's equity                             $ 202,100,839     $196,336,028
                                                                       ==============================

See accompanying notes.

                              Omega Cabinets, Ltd.

                        Consolidated Statements of Income


                                                                      Year Ended
                                                    December 29       December 30       January 1
                                                        2001             2000              2000
                                                 -------------------------------------------------
Net sales                                          $325,647,166      $304,207,355     $271,396,048
Cost of goods sold                                  231,687,009       217,807,951      192,429,908
                                                 -------------------------------------------------
Gross profit                                       $93,960,157         86,399,404       78,966,140

Selling, general and administrative
   expenses (Notes 8 and 11)                         40,194,368        38,076,425       33,401,427
Amortization of goodwill                              2,518,786         2,564,377        2,467,886
                                                 -------------------------------------------------
Operating income                                     51,247,003        45,758,602       43,096,827

Interest expense                                     14,983,240        17,342,449       17,445,914
Foreign currency transaction loss (gain)              1,121,866           790,947         (969,188)
                                                 -------------------------------------------------
Income before income taxes                           35,141,897        27,625,206       26,620,101

Income tax expense (Note 6)                          14,214,177        11,415,729       10,515,772
                                                 -------------------------------------------------
Net income                                        $  20,927,720     $  16,209,477    $  16,104,329
                                                 =================================================

See accompanying notes.

                              Omega Cabinets, Ltd.

            Consolidated Statements of Stockholder's Equity (Deficit)

                                                                                  Additional
                                                                          Common   Paid-In
                                                                           Stock   Capital
                                                                          --------------------
Balance at January 2, 1999                                                 $10    $61,072,025
   Common stock issued at parent-level credited to the Company (Note
     9)                                                                      -     20,463,755
   Redemption of common stock and options at parent-level charged to
     the Company                                                             -       (345,061)
   Noncash capital contribution (Note 5)                                     -         60,000
   Stock option expense (Note 8)                                             -      1,347,823
   Comprehensive income (loss):
     Net income for 1999                                                     -              -
     Foreign currency translation adjustment                                 -              -
   Total comprehensive income
                                                                          --------------------
Balance at January 1, 2000                                                  10     82,598,542
   Common stock issued at parent-level credited to the Company (Note
     9)                                                                      -      7,643,758
   Redemption of common stock and options at parent-level charged to
     the Company                                                             -     (1,796,084)
   Payments on stock notes receivable                                        -              -
   Interest accrued on stock notes receivable                                -              -
   Comprehensive income:
     Net income for 2000                                                     -              -
     Foreign currency translation adjustment                                 -              -
   Total comprehensive income
                                                                          --------------------
Balance at December 30, 2000                                                10     88,446,216
   Common stock issued at parent-level credited to the Company (Note
     9)                                                                      -        305,430
   Redemption of common stock and options at parent-level charged to
     the Company                                                             -     (1,925,075)
   Payments on stock notes receivable                                        -              -
   Interest accrued on stock notes receivable                                -              -
   Stock option expense (Note 8)                                             -      2,377,293
   Comprehensive income:
     Net income for 2001                                                     -              -
     Foreign currency translation adjustment                                 -              -
   Total comprehensive income
                                                                          --------------------
Balance at December 29, 2001                                               $10    $89,203,864
                                                                          ====================

See accompanying notes.

                              Omega Cabinets, Ltd.

                                         Accumulated
        Stock           Predecessor         Other            Retained
        Notes             Basis         Comprehensive        Earnings
      Receivable        Adjustment      Income (Loss)        (Deficit)             Total
------------------------------------------------------------------------------------------
      $         -        $(11,031,662)     $         -     $(90,349,372)      $(40,308,999)

       (1,862,583)                  -                -                -         18,601,172

                -                   -                -                -           (345,061)
                -                   -                -                -             60,000
                -                   -                -                -          1,347,823

                -                   -                -       16,104,329         16,104,329
                -                   -       (1,319,083)               -         (1,319,083)
                                                                          ----------------
                                                                                14,785,246
------------------------------------------------------------------------------------------
       (1,862,583)        (11,031,662)      (1,319,083)     (74,245,043)        (5,859,819)

       (1,270,960)                  -                -                -          6,372,798

                -                   -                -                -         (1,796,084)
          915,362                   -                -                -            915,362
         (122,819)                  -                -                -           (122,819)

                -                   -                -       16,209,477         16,209,477
                -                   -          769,195                -            769,195
                                                                          ----------------
                                                                                16,978,672
------------------------------------------------------------------------------------------
       (2,341,000)        (11,031,662)        (549,888)     (58,035,566)        16,488,110

         (179,300)                  -                -                -            126,130

                -                   -                -                -         (1,925,075)
           31,530                   -                -                -             31,530
         (140,313)                  -                -                -           (140,313)
                -                   -                -                -          2,377,293

                -                   -                -       20,927,720         20,927,720
                -                   -          400,765                -            400,765
                                                                          ----------------
                                                                                21,328,485
------------------------------------------------------------------------------------------
      $(2,629,083)       $(11,031,662)     $  (149,123)    $(37,107,846)      $ 38,286,160
==========================================================================================

                              Omega Cabinets, Ltd.

                      Consolidated Statements of Cash Flows

                                                                           Year Ended
                                                          December 29      December 30      January 1
                                                             2001             2000             2000
                                                        --------------------------------------------------
Operating activities
Net income                                                $ 20,927,720     $ 16,209,477     $ 16,104,329
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                            4,932,117        4,179,046        3,461,165
     Amortization                                            3,669,484        3,713,901        3,553,499
     Noncash interest income on stock notes receivable        (140,313)        (122,819)               -
     Noncash stock option expense                            2,377,293                -        1,347,823
     Loss on write-off of fixed assets                               -        2,359,975                -
     Deferred income taxes                                     835,972        1,815,760        2,190,458
     Changes in operating assets and liabilities, net
       of effect of business acquired in 1999:
         Income tax receivable                               1,651,644         (537,175)        (830,241)
         Accounts receivable                                (3,430,615)      (3,047,060)         594,101
         Inventories                                            78,485          393,354       (1,934,568)
         Prepaid expenses and other                           (162,511)        (443,142)        (405,364)
         Other assets                                         (656,651)        (222,631)        (112,773)
         Accounts payable                                    2,692,015        1,428,939          546,686
         Accrued expenses                                    2,840,295          (71,974)         670,325
                                                        --------------------------------------------------
Net cash provided by operating activities                   35,614,935       25,655,651       25,185,440

Investing activities
Purchases of property, plant, and equipment                (13,130,478)     (11,215,396)     (11,552,570)
Payments for acquisition of business (Note 10)                       -                -      (50,323,500)
                                                        --------------------------------------------------
Net cash used in investing activities                      (13,130,478)     (11,215,396)     (61,876,070)

Financing activities
Proceeds from long-term debt                                11,900,000       23,580,000       46,777,564
Payments for deferred financing costs                                -           (8,053)      (2,813,755)
Payments of long-term debt                                 (31,711,167)     (42,803,361)     (19,901,123)
Capital contributions by parent                                126,130        6,372,798       14,616,172
Payments to parent to redeem common stock and options
   at parent-level                                          (1,925,075)      (1,796,084)        (345,061)
Proceeds from stock notes receivable                            31,530          915,362                -
                                                        --------------------------------------------------
Net cash provided by (used in) financing activities        (21,578,582)     (13,739,338)      38,333,797

Effect of foreign exchange rate changes on cash               (204,712)          47,015          (59,201)
                                                        --------------------------------------------------
Net increase in cash                                           701,163          747,932        1,583,966

Cash at beginning of year                                    2,982,601        2,234,669          650,703
                                                        --------------------------------------------------
Cash at end of year                                       $  3,683,764     $  2,982,601     $  2,234,669
                                                        ==================================================

                              Omega Cabinets, Ltd.

                                                                           Year Ended
                                                           December 29     December 30       January 1
                                                              2001             2000            2000
                                                          ---------------------------------------------
Supplemental disclosures
Interest paid in cash                                      $13,796,408     $16,416,588     $ 15,177,581
Income taxes paid in cash, net of refunds received         $ 9,849,898     $10,098,824     $  6,273,041
Noncash financing activities:
   Noncash capital contribution - parent equity issued
     as partial consideration for business acquired        $         -     $         -     $  3,985,000
   Other noncash capital contributions from parent         $         -     $         -     $     60,000
   Notes receivable issued in exchange for parent stock    $   179,300     $ 1,270,960     $  1,862,583

See accompanying notes.

                              Omega Cabinets, Ltd.

                   Notes to Consolidated Financial Statements


                     For the Years Ended December 29, 2001.
                     December 30, 2000 and January 1, 2000



1. Accounting Policies

Description of Business and Basis of Presentation

Omega Cabinets, Ltd. (the Company) manufactures cabinetry and related products and accessories, including primarily kitchen and bath cabinets. The Company sells to a broad network of independent dealers, home centers, builders/contractors, independent distributors and retail stores throughout the United States and Canada. The Company operates in one business segment for financial reporting purposes.

The Company is a wholly-owned subsidiary of Omega Holdings, Inc. (Holdings). Holdings has no operations and its sole asset is its investment in the common stock of the Company. Holdings' original acquisition cost of acquiring the Company, including a predecessor basis adjustment, have been "pushed down" and reflected in the accounts of the Company.

Fiscal Year

The Company follows a 52/53 week fiscal year. All years presented consisted of 52 weeks.

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

                             Omega Cabinets, Ltd.

1. Accounting Policies (continued)

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

Property, Plant and Equipment

Depreciation is provided on the straight-line method over the estimated useful lives of the assets, including 40 years for buildings and five - ten years for machinery and equipment.

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

                             Omega Cabinets, Ltd.

1. Accounting Policies (continued)

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

Advertising

The Company expenses advertising costs as incurred. Advertising expense was approximately $4,574,000 in 2001, $3,815,000 in 2000 and $3,022,000 in 1999.

Fair Value of Financial Instruments

Financial instruments include accounts receivable, accounts payable, and long-term debt. Management believes the fair value of accounts receivable and accounts payable approximate their carrying value in the balance sheet as of each balance sheet date. The fair value of the long-term debt is estimated based on anticipated interest rates which management believes would currently be available to the Company for similar issues of

                             Omega Cabinets, Ltd.

1. Accounting Policies (continued)

debt, taking into account the current credit risk of the Company and other market factors, and arms-length trades for debt securities which are traded. The fair value of long-term debt, other than the senior subordinated notes indicated below, is estimated to approximate the carrying amount as of each balance sheet date. The estimated fair value of the senior subordinated notes was $104.25 million and $93 million at December 29, 2001 and December 30, 2000, respectively.

Foreign Operations

The Company has operations in Canada through its wholly-owned subsidiary, Kitchen Craft of Canada, Ltd. (Kitchen Craft) and, as a result, has foreign subsidiary financial statements denominated in Canadian dollars. Foreign currency denominated assets and liabilities are translated using the exchange rates in effect at the balance sheet date. Results of operations are translated using the average exchange rates prevailing throughout the year. The effects of exchange rate fluctuations on translating foreign currency denominated financial statements into U. S. dollars are accumulated as part of the foreign currency translation adjustment in stockholder's equity.

Gains and losses from foreign currency transactions are included in net income.

Long-lived assets by country as of December 29, 2001 and December 30, 2000 and net sales by country for the years ended December 29, 2001, December 30, 2000, and January 1, 2000 were approximately as follows (in millions):

                                       Net Sales              Long-Lived Assets
                          ------------------------------     ------------------
                               2001      2000      1999        2001        2000
                          ------------------------------     ------------------

   United States            $ 213.4    $ 200.3   $ 190.1     $ 92.9     $  91.0
   Canada                     112.2      103.9      81.3       59.6        57.3
                          ------------------------------     ------------------
                            $325.60    $304.20   $271.40     $152.5     $148.30
                          ==============================     ==================

                             Omega Cabinets, Ltd.

1. Accounting Policies (continued)

Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the statement. The Company expects to apply the new rules beginning in the first quarter of 2002. Applying the nonamortization provisions of the statement will result in an increase in pretax income to the extent of goodwill amortization which is no longer recorded. The Company's historical goodwill amortization expense was approximately $2.5 million, $2.6 million, and $2.5 million in 2001, 2000, and 1999, respectively. The Company believes the initial adoption of the impairment provisions will have no material impact on its financial position or results of operations.

The Company is required to adopt Emerging Issues Task Force Issue No. 00-14 and Issue No. 00-25 in the first quarter of 2002. These standards provide guidance on the accounting and income statement classification for certain sale incentives provided to customers, as well as various types of consideration provided to customers in connection with sales or promotion of a manufacturer's products. The Company has not yet determined what the effect, if any, of implementing these new rules will have on the earnings or financial position of the Company.

2. 1997 Recapitalization

In 1997, certain new investors invested approximately $62 million in the voting equity stock of Holdings, which in turn was contributed by Holdings into the Company. These amounts plus the proceeds from new long-term debt were used to repay all of the Company's then outstanding long-term debt, to repurchase the majority of Holding's voting equity stock then outstanding, and to pay transaction fees and expenses. The 1997 merger transactions were accounted for as a recapitalization and, accordingly, did not impact the historical basis of the Company's assets or liabilities. All recapitalization transactions of Holdings have been pushed down and reflected in the accounts of the Company, resulting in dividends to parent in 1997 and 1998 totaling $111.7 million which were charged to stockholder's equity.

                              Omega Cabinets, Ltd.

3. Inventories

Inventories consist of the following:

                                                  December 29      December 30
                                                    2001              2000
                                               ---------------------------------

   Raw materials                                $  7,615,890      $  7,510,552
   Work-in-process                                 6,064,278         6,720,423
   Finished goods                                  3,532,339         3,374,389
                                               ---------------------------------
                                                $ 17,212,507      $ 17,605,364
                                               =================================

4. Long-Term Debt

Long-term debt consists of the following:

                                                                                December 29       December 30
                                                                                   2001              2000
                                                                              --------------------------------
   Senior bank revolving loan, due December 2003, interest at defined
     rate options (5.5% at December 29, 2001)                                   $          -      $    900,000
   Senior Term Loan A, payable in increasing quarterly installments through
     December 2003, interest at LIBOR plus 1.75% (3.81% at
     December 29, 2001)                                                           10,307,666        20,256,651
   Senior Term Loan B, payable in quarterly installments beginning
     March 2004 through December 2004, interest at LIBOR plus 2.0%
     (4.06% at December 29, 2001)                                                 14,738,979        21,147,413
   Senior subordinated notes, due June 2007, interest at 10.50%                  100,000,000       100,000,000
   Canadian senior term loan, payable in increasing quarterly installments through December 2004, interest at defined rate
     options (3.68% weighted average at December 29, 2001).                        5,798,322        10,241,016
   Other                                                                                   -             2,583
                                                                              --------------------------------
                                                                                 130,844,967       152,547,663
   Less amounts due within one year                                                6,862,031        11,442,812
                                                                              --------------------------------
   Long-term debt, less current portion                                         $123,982,936      $141,104,851
                                                                              ================================


The Company has a senior bank credit facility consisting of a revolving facility of up to $20 million and a term facility including the above Term Loan A and Term Loan B. Interest on the term and revolving facilities is currently payable and is determined at the Company's option of either a defined base rate plus a margin ranging from .25% to 1.75%, or a defined LIBOR plus a margin ranging from 1.25% to 2.75%. The Company

                              Omega Cabinets, Ltd.

4. Long-Term Debt (continued)

also has a Canadian senior bank credit facility consisting of a total credit facility of $37 million Canadian dollars ($22 million Canadian dollars under a term facility and $15 million Canadian dollars under a revolving facility). There were no outstanding amounts under the Canadian revolving facility at December 29, 2001 or December 30, 2000. Interest on the Canadian term and revolving facilities is currently payable and is determined at the Company's option of either a defined base rate plus a margin ranging 1.50% to 2.75%, or a defined prime rate plus a margin ranging from .50% to 1.75%. The applicable margin percentage under both the senior bank credit facility and the Canadian facility is determined based upon the Company's cash flow leverage ratio. The Company is required to pay a commitment fee of 0.5% per annum on the unused amounts of both the senior bank revolving loan and the Canadian revolving facility. Borrowings under the bank facilities are guaranteed by Holdings and secured by all of the stock and assets of the Company.

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

                              Omega Cabinets, Ltd.

4. Long-Term Debt (continued)

As of December 29, 2001, aggregate future maturities of long-term debt are as follows:

   2002                                                          $  6,862,031
   2003                                                             6,991,776
   2004                                                            16,991,160
   2005                                                                     -
   2006                                                                     -
   Thereafter                                                     100,000,000
                                                            -----------------
                                                                 $130,844,967
                                                            =================

5. Commitments

The Company leases transportation equipment, facilities and equipment under noncancelable operating leases with lease terms of 3 to 8 years. The Company expects that generally leases will be renewed under renewal options or the leased assets will be replaced in the normal course of business. Total rental expense under operating leases was $2,558,000 in 2001, $2,546,000 in 2000 and $2,377,000 in 1999.

Minimum future rental commitments applicable to operating leases at December 29, 2001 are as follows:

   2002                                                          $  1,801,000
   2003                                                             1,447,000
   2004                                                             1,043,000
   2005                                                               717,000
   2006                                                               484,000
                                                            -----------------
                                                                 $  5,492,000
                                                            =================

The Company has a management agreement with an affiliate of the majority stockholder of Holdings. The agreement presently requires the Company to pay $425,000 per year for management services provided, plus certain fees and expenses. Expense under the management agreement was $425,000 in 2001, 2000, and 1999. In addition, in 1999 Holdings issued a fully-exercisable warrant (for the purchase of Holdings' common

                              Omega Cabinets, Ltd.

5. Commitments (continued)

stock) to the management company in connection with the management agreement. Holdings recorded the fair value of the warrant as of the issuance date, and the related charge and additional paid-in capital of $60,000 was "pushed-down" and reflected in the financial statements of the Company.

The Company is jointly and severally liable, under a stockholders' agreement of Holdings, for Holdings' obligation to repurchase its common shares and fully vested stock options held by management stockholders solely in the event of the death or disability of such stockholders. The management stockholders include 49 individuals representing a total of approximately 14% of Holdings' fully-diluted common shares. The aggregate repurchase amount of all stock subject to the repurchase was approximately $22.6 million at December 29, 2001.

6. Income Taxes

Components of income tax expense are as follows:

                                            2001              2000             1999
                                      ------------------------------------------------
   Current expense:
     Federal                             $ 4,469,000      $ 1,827,000      $ 2,387,000
     State                                   781,000          322,000          225,000
     Foreign                               8,128,205        7,450,969        5,713,314
                                      ------------------------------------------------
   Total current expense                 $13,378,205        9,599,969        8,325,314

   Deferred expense (benefit):
     Federal                                 711,000        1,409,000        1,258,000
     State                                   197,000          388,000          347,000
     Foreign                                 (72,078)          18,760          585,458
                                      ------------------------------------------------
   Total deferred expense                    835,972        1,815,760        2,190,458
                                      ------------------------------------------------
                                         $14,214,177      $11,415,729      $10,515,772
                                      ================================================

                              Omega Cabinets, Ltd.

6. Income Taxes (continued)

A reconciliation of income tax expense with the amount computed by applying the statutory federal income tax rate to pretax income is as follows:

                                                            2001             2000              1999
                                                     ---------------------------------------------------
   Amount based on federal statutory rate                 $11,948,000       $ 9,393,000      $ 9,051,000
   State income taxes, net of federal benefit                 645,000           469,000          378,000
   Effect of foreign taxes                                  1,635,177         1,507,729        1,062,772
   Other                                                      (14,000)           46,000           24,000
                                                     ---------------------------------------------------
   Income tax expense                                     $14,214,177       $11,415,729      $10,515,772
                                                     ===================================================


Components of the net deferred tax assets and liabilities are as follows:

                                             December 29, 2001                  December 30, 2000
                                     -------------------------------------------------------------------
                                          Current        Noncurrent          Current        Noncurrent
                                     -------------------------------------------------------------------
   Deferred tax assets:
     Accruals and reserves                 $805,710       $         -        $844,697        $         -
     Stock options and warrants                   -         1,431,000               -            711,000
     Foreign currency exchange                    -            88,168               -                  -
     Other                                   41,180                 -          80,408                  -
                                     -------------------------------------------------------------------
                                            846,890         1,519,168         925,105            711,000
   Deferred tax liabilities:
     Depreciation                                 -        (4,332,131)              -         (3,902,130)
     Goodwill                                     -        (3,758,000)              -         (2,415,000)
     Deferred financing costs                     -          (258,000)              -           (351,000)
     Foreign currency exchange                    -                 -               -           (114,076)
                                     -------------------------------------------------------------------
                                                  -        (8,348,131)              -         (6,782,206)
                                     -------------------------------------------------------------------
   Net deferred tax asset
     (liability)                           $846,890       $(6,828,963)       $925,105        $(6,071,206)
                                     ===================================================================

                              Omega Cabinets, Ltd.

7.   Employee Benefit Plans

The Company has profit-sharing, 401(k) and other benefit plans covering substantially all full-time U. S. employees and certain foreign employees. Under certain plans, the Company makes a matching contribution equal to 50% of the participant's contribution, up to specified maximum amounts. In addition, the Company may elect to contribute an additional amount to the plan at the discretion of the Company's Board of Directors. Expense related to the plans was $857,000 in 2001, $777,000 in 2000 and $719,000 in 1999.

8.   Stock Option Plan

Holdings has an incentive stock option plan pursuant to which key employees may be granted options to purchase shares of its Class A common stock. Options are granted at the discretion of the Board of Directors. Holdings accounts for stock options in accordance with Accounting Principles Board Opinion No. 25. Compensation expense relating to Holdings' stock option plan which has been pushed down and reflected in the financial statements of the Company is as follows: $2,377,000 in 2001, none in 2000 and $1,348,000 in 1999.

Under Statement of Financial Accounting Standards No. 123 (FAS 123), certain pro forma information is required as if Holdings had accounted for options under the alternative fair value method of FAS 123. Holdings used a Black-Scholes model to determine the per share fair value of the options at the grant date. The following assumptions were used in the valuation:

     Weighted average risk-free interest rate:
       2001                                                  4.21%
       2000                                                  N/A
       1999                                                  6.01%
     Expected dividend yield                                 None
     Expected volatility                                     .001
     Expected life of options                                5 years

                              Omega Cabinets, Ltd.

8.   Stock Option Plan (continued)

For purposes of pro forma disclosures, the estimated fair value of the options at the grant date is amortized to expense over the vesting period of the options. Pro forma option compensation expense is not indicative of what annual pro forma expense may be in the future. Pro forma net income of the Company, assuming the alternative FAS 123 method were used, would be $20,674,000 in 2001 and $15,840,000 in 1999. Pro forma net income for 2000 would not differ from reported net income.

9.   Stockholder's Equity Transactions

In 1999, Holdings issued additional common equity totaling approximately $20.5 million, primarily in connection with the acquisition of Kitchen Craft (see Note
10). The Holdings' equity in turn was contributed to the Company as additional paid-in capital. The Holdings' 1999 equity also included common stock issued to certain management stockholders in exchange for notes receivable. Holdings issued additional common equity totaling approximately $305,000 and $7.6 million to certain management stockholders for cash and notes receivable in 2001 and 2000, respectively. The stock notes receivable are reported as a reduction to stockholder's equity.

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

10.  Acquisition

On January 29, 1999, the Company acquired Kitchen Craft for cash consideration of approximately $48 million plus equity of Holdings with a fair value of approximately $4 million. The transaction was accounted for as a purchase. The aggregate purchase price, including fees and expenses of approximately $2.2 million, was allocated based on fair value as follows:

     Current assets                                              $   11,568,000
     Property, plant and equipment                                    8,988,000
     Goodwill                                                        43,946,000
     Current liabilities                                            (10,193,000)
                                                                 --------------
                                                                 $   54,309,000
                                                                 ==============

                              Omega Cabinets, Ltd.

10.  Acquisition (continued)

The results of operations of Kitchen Craft from the date of purchase are included in the accompanying consolidated statements of income. Pro forma amounts for 1999, assuming that the purchase occurred at the beginning of 1999 are approximately as follows:

     Net sales                                                    $ 276,910,000
     Net income                                                      16,480,000

11.  Write-off of Fixed Assets

In June 2000, the Company terminated implementation of a new enterprise resource and planning (ERP) system. The Company charged approximately $2.4 million to selling, general and administrative expenses in 2000 related to the terminated implementation.

12.  Guarantor and Non-Guarantor Subsidiaries

The Company's $100 million senior subordinated notes (Note 4) are fully and unconditionally guaranteed by Panther Transport, Inc. (Panther), the Company's only wholly-owned subsidiary prior to 1999. Separate financial statements or summarized financial information for Panther have not been presented since its operations are inconsequential and its accounts and transactions represent less than 1% of each of the consolidated total assets, liabilities, equity, net sales, operating income, and net income of the Company. Management believes that the separate financial statements and summarized financial information of Panther are not material to investors.

Beginning in fiscal 1999, as a result of the Kitchen Craft acquisition the Company also has two wholly-owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft business. Set forth below are consolidating condensed financial statements for the periods indicated which separately reflect Kitchen Craft (amounts in thousands):

                              Omega Cabinets, Ltd.

12.  Guarantor and Non-Guarantor Subsidiaries (continued)

                                      The Company*   Kitchen Craft    Eliminations    Consolidated
                                    --------------------------------------------------------------

                                    Condensed Consolidating Balance Sheet
                                         December 29, 2001
Current assets:
  Cash                                $       758       $  2,926      $        -       $    3,684
  Accounts receivable                      16,498          9,262               -           25,760
  Inventories                              12,266          4,947               -           17,213
  Other                                     2,121            792               -            2,913
                                      -----------------------------------------------------------
Total current assets                       31,643         17,927               -           49,570
Property, plant and equipment, net         38,987         18,967               -           57,954
Goodwill, net                              47,635         40,424               -           88,059
Other noncurrent assets                    40,201            231         (33,914)           6,518
                                      -----------------------------------------------------------
Total assets                          $   158,466       $ 77,549      $  (33,914)      $  202,101
                                      ===========================================================

Current liabilities:
  Accounts payable and accrued
    expenses                          $    19,632       $ 12,113      $   (5,604)      $   26,141
  Current portion of long-term debt         5,758          1,104               -            6,862
                                      -----------------------------------------------------------
Total current liabilities                  25,390         13,217          (5,604)          33,003
Long-term debt, less current portion      119,289         19,433         (14,739)         123,983
Other noncurrent liabilities                5,347          1,482               -            6,829
Total stockholder's equity                  8,440         43,417         (13,571)          38,286
                                      -----------------------------------------------------------
Total liabilities and
  stockholder's equity                $   158,466       $ 77,549      $  (33,914)      $  202,101
                                      ===========================================================

                              Omega Cabinets, Ltd.

12. Guarantor and Non-Guarantor Subsidiaries (continued)

                                         The Company*    Kitchen Craft    Eliminations   Consolidated
                                       ----------------------------------------------------------------
                                  Condensed Consolidating Balance Sheet
                                            December 30, 2000

   Current assets:
     Cash                                   $  1,015         $  1,968       $      -         $  2,983
     Accounts receivable                      13,448            9,474              -           22,922
     Inventories                              12,601            5,004              -           17,605
     Other                                     3,323            1,208              -            4,531
                                       ----------------------------------------------------------------
   Total current assets                       30,387           17,654              -           48,041
   Property, plant and equipment, net         35,223           15,624              -           50,847
   Goodwill, net                              49,089           41,326              -           90,415
   Other noncurrent assets                    43,630              365        (36,962)           7,033
                                       ----------------------------------------------------------------
   Total assets                             $158,329         $ 74,969       $(36,962)        $196,336
                                       ================================================================

   Current liabilities:
     Accounts payable and accrued
       expenses                             $ 13,632         $  9,841       $ (2,244)        $ 21,229
     Current portion of long-term debt         9,334            2,109              -           11,443
                                       ----------------------------------------------------------------
   Total current liabilities                  22,966           11,950         (2,244)          32,672
   Long-term debt, less current
     portion                                 132,970           29,282        (21,147)         141,105
   Other noncurrent liabilities                4,521            1,550              -            6,071
   Total stockholder's equity
     (deficit)                                (2,128)          32,187        (13,571)          16,488
                                       ----------------------------------------------------------------
   Total liabilities and
     stockholder's equity (deficit)         $158,329         $ 74,969       $(36,962)        $196,336
                                       ================================================================

                                         The Company*    Kitchen Craft    Eliminations   Consolidated
                                       ----------------------------------------------------------------

                                 Condensed Consolidating Statement of Income
                                       Year Ended December 29, 2001
   Net sales                                $213,393         $112,254       $      -         $325,647
   Cost of goods sold                        155,888           75,799              -          231,687
                                       ----------------------------------------------------------------
   Gross profit                               57,505           36,455              -           93,960

   Selling, general and
     administrative expenses                  28,140           14,573              -           42,713
   Interest expense                           13,108            1,875              -           14,983
   Foreign currency transaction gains              -            1,122              -            1,122
                                       ----------------------------------------------------------------
   Income before income taxes                 16,257           18,885              -           35,142

   Income tax expense                          6,158            8,056              -           14,214
                                       ----------------------------------------------------------------
   Net income                               $ 10,099         $ 10,829       $      -         $ 20,928
                                       ================================================================

                              Omega Cabinets, Ltd.

12. Guarantor and Non-Guarantor Subsidiaries (continued)

                                         The Company*    Kitchen Craft    Eliminations    Consolidated
                                       ---------------------------------------------------------------
                               Condensed Consolidating Statement of Income
                                       Year Ended December 30, 2000

   Net sales                                $ 200,339        $103,868          $  -          $ 304,207
   Cost of goods sold                         149,743          68,065             -            217,808
                                       ---------------------------------------------------------------
   Gross profit                                50,596          35,803             -             86,399

   Selling, general and
     administrative expenses                   26,409          14,231             -             40,640
   Interest expense                            14,098           3,245             -             17,343
   Foreign currency transaction gains               -            (791)            -               (791)
                                       ---------------------------------------------------------------
   Income before income taxes                  10,089          17,536             -             27,625

   Income tax expense                           3,946           7,470             -             11,416
                                       ---------------------------------------------------------------
   Net income                               $   6,143        $ 10,066          $  -          $  16,209
                                       ===============================================================

                                           The Company*  Kitchen Craft    Eliminations    Consolidated
                                       ---------------------------------------------------------------
                                Condensed Consolidating Statement of Income
                                        Year ended January 1, 2000

   Net sales                                $ 190,056        $ 81,340          $  -          $ 271,396
   Cost of goods sold                         140,574          51,856             -            192,430
                                       ---------------------------------------------------------------
   Gross profit                                49,482          29,484             -             78,966

   Selling, general and administrative
     expenses                                  23,927          11,942             -             35,869
   Interest expense                            14,333           3,113             -             17,446
   Foreign currency transaction gains               -            (969)            -               (969)
                                       ---------------------------------------------------------------
   Income before income taxes                  11,222          15,398             -             26,620

   Income tax expense                           4,217           6,299             -             10,516
                                       ---------------------------------------------------------------
   Net income                               $   7,005        $  9,099          $  -          $  16,104
                                       ===============================================================

                             Omega Cabinets, Ltd.

12. Guarantor and Non-Guarantor Subsidiaries (continued)

                                         The Company*    Kitchen Craft    Eliminations   Consolidated
                                       ---------------------------------------------------------------
                             Condensed Consolidating Statement of Cash Flows
                                       Year Ended December 29, 2001

   Operating activities:
     Net cash provided by operating
       activities                            $23,039          $12,576        $  -             $ 35,615
   Investing activities:
     Net cash used in investing
       activities                             (7,319)          (5,811)          -              (13,130)

   Financing activities:
     Proceeds from long-term debt             11,900                -           -               11,900
     Capital contributions, net of
       redemptions                            (1,799)               -           -               (1,799)
     Proceeds from stock notes
       receivable                                 31                -           -                   31
     Intercompany funding                      3,049           (3,049)          -                    -
     Payments of long-term debt              (29,158)          (2,553)          -              (31,711)
                                       ---------------------------------------------------------------
   Net cash used in financing                (15,977)          (5,602)          -              (21,579)
     activities
   Effect of foreign exchange                      -             (205)          -                 (205)
                                       ---------------------------------------------------------------
   Net increase (decrease) in cash              (257)             958           -                  701

   Cash at beginning of period                 1,015            1,968           -                2,983
                                       ---------------------------------------------------------------
   Cash at end of period                     $   758          $ 2,926        $  -             $  3,684
                                       ===============================================================

                              Omega Cabinets, Ltd.

12. Guarantor and Non-Guarantor Subsidiaries (continued)

                                                   The Company*    Kitchen Craft    Eliminations   Consolidated
                                                 ----------------------------------------------------------------

                                      Condensed Consolidating Statement of Cash Flows
                                                Year Ended December 30, 2000
 Operating activities:
   Net cash provided by operating
     activities                                  $ 15,687           $  9,968           $      -          $ 25,655
 Investing activities:
   Net cash used in investing
     activities                                    (5,659)            (5,556)                 -           (11,215)

 Financing activities:
   Proceeds from long-term debt                    23,580                  -                  -            23,580
   Capital contributions, net of
     redemptions                                    4,577                  -                  -             4,577
   Proceeds from stock notes
     receivable                                       915                  -                  -               915
   Intercompany funding                            (3,051)             3,051                  -                 -
   Payments of long-term debt                     (36,522)            (6,281)                 -           (42,803)
   Payments for deferred financing
     costs                                             (8)                 -                  -                (8)
                                                 ----------------------------------------------------------------
 Net cash used in financing activities            (10,509)            (3,230)                 -           (13,739)
 Effect of foreign exchange                             -                 47                  -                47
                                                 ----------------------------------------------------------------
 Net increase (decrease) in cash                     (481)             1,229                  -               748

 Cash at beginning of period                        1,496                739                  -             2,235
                                                 ----------------------------------------------------------------
 Cash at end of period                           $  1,015           $  1,968           $      -          $  2,983
                                                 ==========================0=====================================

                              Omega Cabinets, Ltd.

12. Guarantor and Non-Guarantor Subsidiaries (continued)

                                                       The             Kitchen
                                                     Company*           Craft           Eliminations      Consolidated
                                                    ------------------------------------------------------------------

                                         Condensed Consolidating Statement of Cash Flows
                                                    Year ended January 1, 2000
  Operating activities:
    Net cash provided by operating
      activities                                    $ 14,561           $ 10,624           $      -          $ 25,185
  Investing activities:
    Purchases of property, plant and
      equipment                                       (8,705)            (2,847)                 -           (11,552)
    Payments for acquisition of
      business                                          (516)           (49,808)                 -           (50,324)
                                                    ----------------------------------------------------------------
  Net cash used in investing
    activities                                        (9,221)           (52,655)                 -           (61,876)

  Financing activities:
    Proceeds from long-term debt                      32,200             14,578                  -            46,778
    Capital contributions, net of
      redemptions                                     14,271             13,571            (13,571)           14,271
    Intercompany funding                             (33,778)            20,207             13,571                 -
    Payments of long-term debt                       (14,957)            (4,944)                 -           (19,901)
    Payments for deferred financing
      costs                                           (2,231)              (583)                 -            (2,814)
                                                    ----------------------------------------------------------------
  Net cash provided by (used in)
    financing activities                              (4,495)            42,829                  -            38,334
  Effect of foreign exchange                               -                (59)                 -               (59)
                                                    ----------------------------------------------------------------
  Net increase in cash                                   845                739                  -             1,584

  Cash at beginning of period                            651                  -                  -               651
                                                    ----------------------------------------------------------------
  Cash at end of period                             $  1,496           $    739           $      -          $  2,235
                                                    ================================================================

 *Includes Panther which is inconsequential as described above.

                              Omega Cabinets, Ltd.

                 Schedule II - Valuation and Qualifying Accounts

                                              Balance at    Charged to
                                             Beginning of   Costs and       Other                      Balance at
          Description                            Year        Expenses     Additions    Deductions      End of Year
-------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 29, 2001                  $1,445,000      $496,000   $      -       $540,000 (2)    $1,401,000
   Allowance for doubtful accounts

YEAR ENDED DECEMBER 30, 2000
   Allowance for doubtful accounts            $1,796,000      $375,000   $      -       $726,000 (2)    $1,445,000

YEAR ENDED JANUARY 1, 2000
   Allowance for doubtful accounts            $1,489,000      $155,000   $307,000 (1)   $155,000 (2)    $1,796,000

(1)  Addition from acquisition of Kitchen Craft.

(2)  Uncollectible accounts written off, net of recoveries.