Form 10-Q
period 2002-03-30
OMEGA CABINETS LTD
filed 2002-05-14
CIK 1043958

                                    FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549


                    (Mark One)

                    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended: March 30, 2002
                                                 --------------
                                       OR

                    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
For the transition period from:                       to
                               ----------------------    ----------------------

                        Commission file number: 333-37135
                                                ---------


                              Omega Cabinets, Ltd.
                              --------------------
             (Exact name of registrant as specified in its charter)

               Delaware                             42-1423186
               --------                             ----------
     (State or other jurisdiction                 (I.R.S. Employer
     incorporation or organization             Identification Number)


                     1205 Peters Drive, Waterloo, Iowa 50703
                     ---------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date. On March 30, 2002, all of the voting stock of Omega Cabinets Ltd. was held by Omega Holdings, Inc. ("Holdings"), a Delaware corporation. As of March 30, 2002, Omega Cabinets, Ltd. had 1,000 shares of Common Stock issued and outstanding.

                         PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The following financial statements are presented herein:

   Condensed Consolidated Balance Sheets as of March 30, 2002 and
     December 29, 2001

   Condensed Consolidated Statements of Income for the three months ended
     March 30, 2002 and March 31, 2001

   Condensed Consolidated Statements of Cash Flows for the three months ended
     March 30, 2002 and March 31, 2001

   Notes to Condensed Consolidated Financial Statements

                              OMEGA CABINETS, LTD.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                           MARCH 30,    DECEMBER 29, 2001
                                                                       2002 (UNAUDITED)       (NOTE)
                                                                       ------------------------------------
ASSETS
Current assets:
   Cash                                                                  $    6,132,335    $   3,683,764
   Accounts receivable                                                       36,688,982       25,760,371
   Inventories (Note 2)                                                      19,113,838       17,212,507
   Other current assets                                                       3,376,734        2,912,565
                                                                       ------------------------------------
Total current assets                                                         65,311,889       49,569,207

Property, plant and equipment                                                79,669,518       77,367,042
Less accumulated depreciation                                                20,738,446       19,413,330
                                                                       ------------------------------------
                                                                             58,931,072       57,953,712

Deferred financing costs, net                                                 4,489,944        4,776,898
Goodwill, net                                                                88,055,453       88,059,577
Other assets                                                                  1,890,590        1,741,445
                                                                       ------------------------------------
Total assets                                                               $218,678,948     $202,100,839
                                                                       ====================================

LIABILITIES AND STOCKHOLDER'S EQUITY
Current liabilities:
   Accounts payable and accrued expenses                                  $  35,383,188    $  26,140,749
   Current portion of long-term debt                                          9,217,018        6,862,031
                                                                       ------------------------------------
Total current liabilities                                                    44,600,206       33,002,780

Deferred income taxes                                                         7,025,141        6,828,963

Long-term debt, less current portion                                        121,986,695      123,982,936

Stockholder's equity:
   Common stock, $.01 par value; 10,000 shares authorized;
     1,000 shares issued and outstanding                                             10               10
   Additional paid-in capital                                                88,755,936       89,203,864
   Less stock notes receivable                                               (2,663,374)      (2,629,083)
   Predecessor basis adjustment                                             (11,031,662)     (11,031,662)
   Accumulated other comprehensive loss - foreign currency
     translation adjustment                                                    (148,698)        (149,123)
   Retained earnings (deficit)                                              (29,845,306)     (37,107,846)
                                                                       ------------------------------------
Total stockholder's equity                                                   45,066,906       38,286,160
                                                                       ------------------------------------
Total liabilities and stockholder's equity                                 $218,678,948     $202,100,839
                                                                       ====================================


Note: The balance sheet at December 29, 2001 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              OMEGA CABINETS, LTD.

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                        MARCH 30, 2002    MARCH 31, 2001
                                                                       ------------------------------------
Net sales                                                                   $92,292,780      $77,186,015
Cost of goods sold                                                           65,735,069       55,618,211
                                                                       ------------------------------------
Gross profit                                                                 26,557,711       21,567,804

Selling, general and administrative expenses                                 11,418,076        9,168,718
Amortization of goodwill (Note 1)                                                     -          633,777
                                                                       ------------------------------------
Operating income                                                             15,139,635       11,765,309

Interest expense                                                              3,113,162        3,929,985
Foreign currency transaction losses                                              40,793          829,996
                                                                       ------------------------------------
Income before income taxes                                                   11,985,680        7,005,328

Income tax expense                                                            4,725,658        2,793,205
                                                                       ------------------------------------
Net income                                                                 $  7,260,022     $  4,212,123
                                                                       ====================================

See accompanying notes.

                              OMEGA CABINETS, LTD.

           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                               THREE MONTHS ENDED
                                                                        MARCH 30, 2002    MARCH 31, 2001
                                                                       ------------------------------------
OPERATING ACTIVITIES
Net income                                                                 $  7,260,022       $4,212,123
Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation and amortization                                            1,646,473        2,054,669
     Noncash interest income on stock notes receivable                          (44,353)         (34,215)
     Deferred income taxes                                                      210,020          336,263
     Changes in operating assets and liabilities:
       Accounts receivable                                                  (10,933,735)      (7,112,974)
       Inventories                                                           (1,896,606)      (2,076,654)
       Other assets                                                            (631,276)        (523,101)
       Accounts payable, accrued expenses and other liabilities               9,249,506        7,265,784
                                                                       ------------------------------------
Net cash provided by operating activities                                     4,860,051        4,121,895

INVESTING ACTIVITIES
Purchases of property, plant and equipment                                   (2,314,356)      (2,931,753)
                                                                       ------------------------------------
Net cash used in investing activities                                        (2,314,356)      (2,931,753)

FINANCING ACTIVITIES
Payments of long-term debt                                                   (4,509,024)      (4,419,434)
Proceeds from long-term debt                                                  4,727,983        4,694,212
Payment to parent to redeem common stock and options at parent level           (447,913)      (1,855,952)
Proceeds from stock notes receivable                                             10,062           20,515
                                                                       ------------------------------------
Net cash used in financing activities                                          (218,892)      (1,560,659)

Effect of foreign exchange rate changes on cash                                 121,768         (181,175)
                                                                       ------------------------------------
Net increase (decrease) in cash                                               2,448,571         (551,692)

Cash at beginning of period                                                   3,683,764        2,982,601
                                                                       ------------------------------------
Cash at end of period                                                      $  6,132,335       $2,430,909
                                                                       ====================================

See accompanying notes.

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                 March 30, 2002

1. ACCOUNTING POLICIES

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 30, 2002 are not necessarily indicative of the results that may be expected for the full 2002 fiscal year. For further information, refer to the Company's consolidated financial statements and footnotes thereto for the year ended December 29, 2001.

IMPLEMENTATION OF NEW ACCOUNTING STANDARD

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS 142). Under SFAS 142, goodwill is no longer amortized but is subject to annual impairment tests, or more frequent tests if impairment indicators arise. The Company adopted SFAS 142 effective December 30, 2001. The Company assessed its goodwill for impairment upon adoption, and will test for impairment at least annually thereafter. The Company's transitional impairment test did not indicate any impairment losses. Had the provisions of SFAS 142 been in effect during the three months ended March 31, 2001, a reduction in goodwill amortization expense would have had the following effect on net income:


   Net income as reported                                                                    $4,212,123
   Decrease of amortization expense of $633,777, net of tax effect of $253,000
                                                                                                380,777
                                                                                        -------------------
   Adjusted net income                                                                       $4,592,900
                                                                                        ===================

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                 March 30, 2002

2. INVENTORIES

Inventories consist of the following:

                                                                         MARCH 30, 2002  DECEMBER 29, 2001
                                                                       ------------------------------------
   Raw materials                                                           $  8,173,998   $  7,615,890
   Work-in-process                                                            6,771,769      6,064,278
   Finished goods                                                             4,168,071      3,532,339
                                                                       ------------------------------------
                                                                           $ 19,113,838   $ 17,212,507
                                                                       ====================================

3. COMPREHENSIVE INCOME

Comprehensive income was $7,260,447 and $4,724,665 for the three months ended March 30, 2002 and March 31, 2001, respectively.

4. SUBSEQUENT EVENT - SALE OF COMPANY

On April 4, 2002, the Company's parent, Omega Holdings, Inc. (Holdings), entered into a definitive agreement for the sale of Holdings and the Company to Fortune Brands, Inc. (NYSE: FO). On April 12, 2002, the transaction was consummated whereby Holdings became a wholly-owned subsidiary of Fortune Brands.

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

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                 March 30, 2002


5. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

The Company also has two wholly-owned subsidiaries which do not guarantee the senior subordinated notes. These non-guarantor subsidiaries generally comprise the Kitchen Craft of Canada, Ltd. ("Kitchen Craft") business. Set forth below are consolidating condensed financial statements as of March 30, 2002 and for the three months ended March 30, 2002 and March 31, 2001, which separately reflect Kitchen Craft (amounts in thousands):


                                                  THE COMPANY*  KITCHEN CRAFT  ELIMINATIONS  CONSOLIDATED
                                                -----------------------------------------------------------
                                           CONDENSED CONSOLIDATING
                                                BALANCE SHEET
                                                MARCH 30, 2002
   Current assets:
     Cash                                        $    1,733        $  4,399   $         -   $     6,132
     Accounts receivable                             24,903          11,786             -        36,689
     Inventories                                     14,024           5,090             -        19,114
     Other                                            2,060           1,317             -         3,377
                                                -----------------------------------------------------------
   Total current assets                              42,720          22,592             -        65,312
   Property, plant and equipment, net                39,937          18,994             -        58,931
   Goodwill, net                                     47,635          40,420             -        88,055
   Other noncurrent assets                           39,850             204       (33,673)        6,381
                                                -----------------------------------------------------------
   Total assets                                    $170,142         $82,210      $(33,673)     $218,679
                                                ===========================================================

   Current liabilities:
     Accounts payable and accrued expenses        $  26,542         $15,097     $  (6,256)    $  35,383
     Current portion of long-term debt                8,051           1,166             -         9,217
                                                -----------------------------------------------------------
   Total current liabilities                         34,593          16,263        (6,256)       44,600
   Long-term debt, less current portion             117,959          17,874       (13,846)      121,987
   Other noncurrent liabilities                       5,557           1,468             -         7,025
   Total stockholder's equity (deficit)              12,033          46,605       (13,571)       45,067
                                                -----------------------------------------------------------
   Total liabilities and stockholder's equity
     (deficit)                                     $170,142         $82,210      $(33,673)     $218,679
                                                ===========================================================

   *Includes Panther which is inconsequential as described above.

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                 March 30, 2002


5. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                  THE COMPANY   KITCHEN CRAFT  ELIMINATIONS  CONSOLIDATED
                                                -----------------------------------------------------------

                                            CONDENSED CONSOLIDATING STATEMENTS OF INCOME
                                                  THREE MONTHS ENDED MARCH 30, 2002
   Net sales                                        $61,791         $30,502      $  -          $92,293
   Cost of goods sold                                44,946          20,789         -           65,735
                                                -----------------------------------------------------------
   Gross profit                                      16,845           9,713         -           26,558
   Selling, general and administrative expenses       7,254           4,164         -           11,418
   Interest expense                                   2,920             193         -            3,113
   Foreign currency transaction losses                    -              41         -               41
                                                -----------------------------------------------------------
   Income before income taxes                         6,671           5,315         -           11,986
   Income tax expense                                 2,596           2,130         -            4,726
                                                -----------------------------------------------------------
   Net income                                      $  4,075        $  3,185      $  -         $  7,260
                                                ===========================================================


                                                  THREE MONTHS ENDED MARCH 31, 2001

   Net sales                                        $51,333         $25,853      $  -          $77,186
   Cost of goods sold                                38,071          17,547         -           55,618
                                                -----------------------------------------------------------
   Gross profit                                      13,262           8,306         -           21,568
   Selling, general and administrative expenses       6,045           3,123         -            9,169
   Amortization of Goodwill                             364             270         -              634
   Interest expense                                   3,260             670         -            3,930
   Foreign currency transaction losses                    -             830         -              830
                                                -----------------------------------------------------------
   Income before income taxes                         3,593           3,412         -            7,005
   Income tax expense                                 1,436           1,357         -            2,793
                                                -----------------------------------------------------------
   Net income                                      $  2,157        $  2,055      $  -         $  4,212
                                                ===========================================================

                              Omega Cabinets, Ltd.

                         Notes to Condensed Consolidated
                        Financial Statements (Unaudited)

                                 March 30, 2002


5. GUARANTOR AND NON-GUARANTOR SUBSIDIARIES (CONTINUED)

                                                  THE COMPANY   KITCHEN CRAFT  ELIMINATIONS  CONSOLIDATED
                                                -----------------------------------------------------------

                                          CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
                                                  THREE MONTHS ENDED MARCH 30, 2002
   Operating activities - net cash provided by
     operating activities                            $2,096         $2,764         $  -         $4,860

   Investing activities - purchase of
     property, plant and equipment                   (1,887)          (428)           -         (2,315)

   Financing activities:
     Proceeds from long-term debt                     4,728              -            -          4,728
     Redemptions of stock, net of capital
       contributions                                   (448)             -            -           (448)
     Proceeds from stock notes receivable                10              -            -             10
     Intercompany funding                               241           (241)           -              -
     Payments of long-term debt                      (3,765)          (744)           -         (4,509)
                                                -----------------------------------------------------------
   Net cash provided by (used in) financing             766           (985)           -           (219)
     activities
   Effect of foreign exchange                             -            122            -            122
                                                -----------------------------------------------------------
   Net decrease in cash                                 975          1,473            -          2,448

   Cash at beginning of period                          758          2,926            -          3,684
                                                -----------------------------------------------------------
   Cash at end of period                             $1,733         $4,399         $  -         $6,132
                                                ===========================================================

                                                  THREE MONTHS ENDED MARCH 31, 2001

   Operating activities - net cash provided by
     operating activities                            $3,336        $   786         $  -         $4,122

   Investing activities - purchase of
     property, plant and equipment                   (1,789)        (1,143)           -         (2,932)

   Financing activities:
     Proceeds from long-term debt                     1,900          2,794            -          4,694
     Redemptions of stock, net of capital
       contributions                                 (1,856)             -            -         (1,856)
     Proceeds from stock notes receivable                21              -            -             21
     Intercompany funding                             2,687         (2,687)           -              -
     Payments of long-term debt                      (4,527)           107            -         (4,420)
                                                -----------------------------------------------------------
   Net cash provided by (used in) financing          (1,775)           214            -         (1,561)
     activities
   Effect of foreign exchange                             -           (181)           -           (181)
                                                -----------------------------------------------------------
   Net decrease in cash                                (228)          (324)           -           (552)

   Cash at beginning of period                        1,015          1,968            -          2,983
                                                -----------------------------------------------------------
   Cash at end of period                            $   787         $1,644         $  -         $2,431
                                                ===========================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

The following discussion should be read in conjunction with the accompanying Condensed Consolidated Financial Statements for the period ended March 30, 2002 and the Company's audited consolidated financial statements and Annual Report on Form 10-K for the year ending December 29, 2001.

RESULTS OF OPERATIONS

NET SALES for the three months ended March 30, 2002 ("first quarter 2002") were $92.3 million compared to $77.2 million for the three months ended March 31, 2001 ("first quarter 2001"), an increase of 19.6% driven primarily by new dealers and products as well as favorable weather. Net sales for the Kitchen Craft division were $30.5 million in the first quarter 2002 compared with $25.9 million for the first quarter 2001, a 18.0% increase driven by new selling locations and products. Net sales for the Omega lines (custom and semi-custom cabinetry and bath vanities) were $30.5 million in the first quarter 2002 compared with $25.5 million for first quarter 2001, a 19.8% increase driven by new selling locations, new products, and increased share at existing dealers. Omega's semi-custom net sales increased 36.2% driven primarily by new dealers and additional selling locations at Home Depot's EXPO Design Centers and Sears' The Great Indoors. Omega's custom net sales were flat with last year due to soft high-end remodeling activity. Omega's vanity sales declined 7.2% driven by decisions to discontinue sales through various homecenters. Net sales for HomeCrest's stock product lines were $31.3 million in the first quarter 2002 compared to $25.9 million for the first quarter 2001, a 21.0% increase primarily driven by strong new construction activity and the impact of one new dealer, Kitchen Distributor of America, added during February.

GROSS PROFIT for first quarter 2002 was $26.6 million compared to $21.6 million for first quarter 2001, an increase of 23.1%. As a percentage of net sales, gross profit increased to 28.8% in first quarter 2002 from 27.9% in first quarter 2001 driven primarily by improved factory execution at every division, the impact of various capital and Company-wide cost reduction projects, and sales price increases implemented during early first quarter 2002. Kitchen Craft's gross margin were 31.8% during first quarter 2002 compared to 32.1% during first quarter 2001 while gross margins for Omega and HomeCrest increased to 27.3% during first quarter 2002 compared to 25.8% during first quarter 2001.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A) EXPENSES for first quarter 2002 were $11.4 million compared to $9.2 million for the first quarter 2001, an increase of 24.5% driven primarily by higher revenues and increased sales promotions to accelerate revenue growth. As a percentage of net sales, selling, general and administrative expenses were 12.4% for the first quarter 2002 compared to 11.9% for the first quarter 2001. Kitchen Craft's SG&A expenses as a percentage of sales increased to 13.7% during first quarter 2002 from 12.1% during first quarter 2001 primarily due to higher reserves for employee incentive programs. SG&A expenses as a percentage of sales for Omega and HomeCrest were 11.7% during first quarter 2002 compared to 11.8% for the first quarter 2001.

INTEREST EXPENSE for first quarter 2002 was $3.1 million compared to $3.9 million for first quarter 2001, a 20.8% decrease driven by lower average borrowings and interest rates.

INCOME TAXES for first quarter 2002 were $4.7 million compared to $2.8 million for first quarter 2001. First quarter 2002 reflected a normalized tax rate of 39.4% compared to 39.9% for first quarter 2001 resulting from a lower effective state tax rate for the U.S. divisions.

NET INCOME for first quarter 2002 was $7.3 million compared to $4.2 million for first quarter 2001, a 72.4% increase related to factors discussed above as well as the elimination of goodwill amortization.

LIQUIDITY AND CAPITAL RESOURCES

The Company's primary cash needs are working capital, capital expenditures and debt service. The Company has financed these cash requirements primarily through internally generated cash flow and funds borrowed under the Company's credit facilities.

Net cash provided by operating activities for first quarter 2002 was $4.9 million compared to $4.1 million for first quarter 2001. The increase of $0.8 million was driven primarily by $3.1 million higher net income partly offset by a $1.8 million higher increase in operating assets and liabilities and $0.6 million related to discontinuing goodwill amortization.

The Company used cash in investing activities of $2.3 million for first quarter 2002 compared to $2.9 million for first quarter 2001, a decrease of $0.6 million. Major capital expenditures for first quarter 2002 included various productivity and capacity expansion projects at HomeCrest's Goshen, IN facility. Major capital expenditures for first quarter 2001 included a 200,000 square foot capacity expansion at Kitchen Craft's Winnipeg facility.

Cash used in financing activities was $0.2 million for first quarter 2002 compared to cash used of $1.6 million for first quarter 2001. This change of $1.4 million was due to lower stockholder equity redemptions.

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

At March 30, 2002, the Company's long-term debt consisted of (i) the $100.0 million of senior subordinated notes; (ii) a U.S. senior credit facility, consisting of a $22.5 million term note facility (the "U.S. Term Facility") and a $20.0 million revolving facility (the "U.S. Revolving Facility"); and

(iii) a Canadian senior credit facility, consisting of a (Cdn) $8.3 million term facility (the "Canadian Term Facility") and a (Cdn) $15.0 million revolving facility (the "Canadian Revolving Facility"). On May 10, 2002, the Company delivered notice to the Holders of the Senior Subordinated Notes of the Companies Elections to redeem all of the issued and outstanding notes.

As of March 30, 2002, the Company had $3.5 million borrowings under the U.S. Revolving Facility and no borrowing against the Canadian Revolving Facility. In addition, the Company had cash of $6.1 million that was available to further reduce long-term debt. The U.S. Term Facility requires quarterly principal payments that began in April 1999 at $1.0 million per quarter and increase at each September anniversary. Subsequent payments will be approximately $1.0 million and $1.2 million per quarter during the four quarter periods beginning September 2001 and 2002, respectively, with $1.5 million payments due the last two quarters of 2003. Finally, four equal quarterly payments of $3.5 million will occur during 2004 with the term loan fully amortized on December 31, 2004. Additional payments are also due each year based on 75% of the Company's defined excess cash flow, if any. As a result of this requirement, a mandatory $1.8 million excess cash flow payment was made during March 2002. The Canadian Term Facility requires quarterly payments that began in April 1999 at approximately
(Cdn) $0.4 million per quarter and increase at each anniversary. Subsequent payments will be approximately (Cdn) $0.4 million, (Cdn) $0.5 million and (Cdn) $1.3 million per quarter during 2002, 2003, and 2004. Both the U.S. and Canadian Term Facilities mature on December 31, 2004. Revolving Facilities mature on December 26, 2003 and have no scheduled interim amortization.

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

The Company applied this new rule beginning in the first quarter of 2002. Applying the nonamortization provisions of the Statements resulted in an increase in pretax income of $0.6 million related to goodwill amortization which is no longer recorded.

FORWARD LOOKING STATEMENTS

When used in this quarterly report on Form 10-Q, the words "believes," "anticipates" and similar expressions are used to identify forward looking statements. Such statements are subject to risks and uncertainties which could cause actual results to differ materially from those projected. The Company wishes to caution readers that the following important factors and others in some cases have affected and in the future could affect the Company's actual results and could cause the Company's results for future periods to differ materially from those expressed in any forward statements made by the Company:
(i) inability to hire and retain adequately trained employees, (ii) economic conditions in the remodeling and housing markets, (iii) availability of credit,
(iv) increases in interest rates, (v) cost of lumber and other raw materials,
(vi) inability to maintain state-of-the-art manufacturing facilities, (vii) heightened competition, including intensification of price and service competition, the entry of new competitors and the introduction of new products by existing competitors, (viii) loss or retirement of key executives.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The Company is subject to interest rate market risk in connection with its long-term debt. These financial instruments are entered into for purposes other than trading. As of March 30, 2002, the Company's debt instruments consisted of certain obligations which bear a fixed interest rate and others which bear interest at variable rates. The following table provides information about the Company's debt instruments that are sensitive to changes in interest rates, and presents the principal cash flows and related interest rates by scheduled maturity dates (in thousands):

                                  Variable Rate (a)               Fixed Rate (b)

     Maturing in:
               2002                       7,637                            --
               2003                       6,570                            --
               2004                      16,997                            --
               Thereafter                    --                         100,000
                                      ------------                   -----------
               Total                    $31,204                        $100,000
                                         =======                        ========

     Fair value at March, 2002          $31,204                      $  105,250

(a) $8.7 million at LIBOR plus 1.25%, $13.8 million at LIBOR plus 1.50%, $3.5 million at prime plus .25%, and $5.2 million at Canadian BA rate plus 1.50%, (3.91% weighted average at March 30, 2002).

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

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On April 4, 2002, holders of a majority of the outstanding shares of Registrant's parent corporation, Omega Holdings, Inc., approved by written consent the merger of MBC Acquisition Corporation, a subsidiary of MasterBrand Cabinets, Inc. and an indirect subsidiary of Fortune Brands, Inc., with and into Omega Holdings, Inc. As a result of this merger on April 12, 2002, Registrant became an indirect subsidiary of Fortune Brands, Inc.

ITEM 5.   OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

None

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             OMEGA CABINETS, LTD.

                                                /s/ JOHN HORTON
                                             By:--------------------------
                                             Name:  John S. Horton
                                             Title:    Chief Financial Officer
                                             (Authorized signatory and principal
                                             financial officer)


Dated:  May 14, 2002